Form 10-Q
period 2009-02-28
SNT CLEANING INC.
filed 2009-04-29
CIK 1438672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended February 28, 2009

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________ to __________

                       Commission File Number: 333-152356


                               SNT CLEANING, INC.
             (Exact name of Registrant as specified in its charter)

             Nevada                                               98-0453936
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         9012 - 100 Street
         Westlock, Alberta
              T7P 2L4                                   Phone: 780-349-1755
(Address of principal executive offices)         (Registrant's telephone number,
                                                      including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,000,000 shares of common stock issued and outstanding at April 27, 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                SNT CLEANING INC
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                   February 28,         May 31,
                                                      2009               2008
                                                    --------           --------
                                                    Unaudited          Audited
Assets

Current Assets
  Cash                                              $    959           $    558
  Accounts Receivable                                     --                 --
  Deposits                                             1,381              1,701
                                                    --------           --------
Total Current Assets                                   2,340              2,259

Total Assets                                        $  2,340           $  2,259
                                                    ========           ========

Liabilities

Current Liabilities
  Accounts Payable                                  $ 26,383           $ 24,815
  Due to Related Party                              $ 19,854              4,584
                                                    --------           --------
Total Current Liabilities                             46,237             29,399

Total Liabilities                                     46,237             29,399
                                                    --------           --------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                           10,000             10,000
  Additional Paid-in capital                          (9,000)            (9,000)
  Deficit accumulated during development period      (52,397)           (28,031)
  Translation Adjustments                              7,500               (109)
                                                    --------           --------
Total Stockholders' Deficit                          (43,897)           (27,140)

                                                    --------           --------
Total Liabilities and Stockholders' Equity          $  2,340           $  2,259
                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                                SNT CLEANING INC
                          (A Development Stage Company)
                                Income Statements
                             (Stated in US Dollars)
                                    Unaudited

                                                For the three month            For the nine month         From inception
                                                   period ended                   period ended         (April 12, 2005) to
                                            February 28,   February 29,    February 28,   February 29,     February 28,
                                               2009           2008            2009           2008             2009
                                            -----------    -----------     -----------    -----------      -----------
Revenue                                     $    10,908    $    13,864     $    52,285    $    30,561      $   101,996
                                            -----------    -----------     -----------    -----------      -----------

Expenses
  Accounting & Professional Fees                  1,580             --           9,224             --           10,118
  Advertising and Promotion                         113            358             764            833            1,812
  Wages and Salary                               14,486         13,973          49,103         30,599           96,301
  Rent and Utilities                              4,176          4,838          12,341         12,324           30,348
  General and Administrative                      1,170            864           5,219          9,379           15,814
                                            -----------    -----------     -----------    -----------      -----------
Total Expenses                                   21,525         20,032          76,650         53,134          154,393
                                            -----------    -----------     -----------    -----------      -----------

Provision for income tax                             --             --              --             --               --

Net Income (Loss)                           $   (10,617)   $    (6,168)    $   (24,366)   $   (22,573)     $   (52,397)
                                            ===========    ===========     ===========    ===========      ===========

Basic & Diluted (Loss) per Common Share          (0.001)        (0.001)         (0.002)        (0.002)
                                            -----------    -----------     -----------    -----------

Weighted Average Number of Common Shares     10,000,000     10,000,000      10,000,000     10,000,000
                                            -----------    -----------     -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                SNT CLEANING INC
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              From Inception (April 12, 2005) to February 28, 2009
                             (Stated in US Dollars)
                                    Unaudited

                                                                                  Deficit
                                                                                Accumulated
                                            Common Stock                          During
                                       ---------------------       Paid in      Development      Total
                                       Shares         Amount       Capital         Stage         Equity
                                       ------         ------       -------         -----         ------
Shares issued to founders
 on April 12, 2005 at
 $0.0001 per share                  10,000,000       $10,000      $(9,000)      $     --        $  1,000

Net (Loss) for period ending
 May 31, 2006                                                                       (800)           (800)
                                    ----------       -------      -------       --------        --------
Balance, May 31, 2006               10,000,000       $10,000      $(9,000)      $   (800)       $    200

Net (Loss) for period ending
 May 31, 2007                                                                       (200)           (200)
                                    ----------       -------      -------       --------        --------
Balance, May 31, 2007               10,000,000       $10,000      $(9,000)      $ (1,000)       $     --

Net (Loss) for period ending
 May 31, 2008                                                                    (27,031)        (27,031)
                                    ----------       -------      -------       --------        --------
Balance, May 31, 2008               10,000,000       $10,000      $(9,000)      $(28,031)       $(27,031)

Net (Loss) for nine month period
ending February 28, 2009                                                         (24,366)        (24,366)
                                    ----------       -------      -------       --------        --------

Balance, February 28, 2009          10,000,000       $10,000      $(9,000)      $(52,397)       $(51,397)
                                    ==========       =======      =======       ========        ========


   The accompanying notes are an integral part of these financial statements.

                                SNT CLEANING INC
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                    Unaudited

                                                   For the three month           For the nine month         From inception
                                                      period ended                  period ended         (April 12, 2005) to
                                               February 28,   February 29,   February 28,   February 29,     February 28,
                                                  2009           2008           2009           2008             2009
                                                --------       -------        --------       --------         --------
OPERATING ACTIVITIES
  Net income (loss)                             $(10,617)      $(6,168)       $(38,640)      $(22,573)        $(52,397)
  Accounts payable                                 3,584         2,941          14,847         20,443           39,551
  Due to related parties                          10,124         5,974          16,554          5,477            4,584
  Accounts Receivable                                 --            --             (23)            --              (23)
  Deposits                                            --            --              --         (1,406)          (1,701)
                                                --------       -------        --------       --------         --------
NET CASH USED IN OPERATING ACTIVITIES              3,091         2,747          (7,263)         1,941           (9,986)

FINANCING ACTIVITIES
  Common shares issued to founders @ 0.0001
   per share                                          --            --              --             --            1,000
                                                --------       -------        --------       --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             --            --              --             --            1,000

Effect of exchange rate on cash                      (13)          (37)          8,754            (10)          11,035
Cash at beginning of period                       (1,028)         (779)            558             --               --
                                                --------       -------        --------       --------         --------
CASH AT END OF PERIOD                           $  2,049       $ 1,931        $  2,049       $  1,931         $  2,049
                                                ========       =======        ========       ========         ========

Cash Paid For:
  Interest                                      $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
  Income Tax                                    $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service  $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
  Stock issued for accounts payable             $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
  Stock issued for notes payable and interest   $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
  Stock issued for convertible debentures and
   interest                                     $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
  Convertible debentures issued for services    $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
  Warrants issued                               $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
  Stock issued for penalty on default of
   convertible debentures                       $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
  Note payable issued for finance charges       $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========
  Forgiveness of note payable and accrued
   interest                                     $     --       $    --        $     --       $     --         $     --
                                                ========       =======        ========       ========         ========


   The accompanying notes are an integral part of these financial statements.

                               SNT CLEANING, INC.
                          (A Development Stage Company)
                      Footnotes to the Financial Statements
              From Inception (April 12, 2005 to February 28, 2009)
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     SNT Cleaning Inc. ("SNT Cleaning" or the "Company") was organized under the laws of the State of Nevada on April 12, 2005 as SNT Networks Inc. On April 22, 2008 the company changed its corporate name to SNT Cleaning Inc. The company is a full service automobile car wash and cleaning business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year-end.

     b. Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured.

     c. Income Taxes

     The Company prepares its tax returns on the accrual basis. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     d. Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e. Assets

     The company has a cash balance as of February 28, 2009 of $959.

     f. Income

     Income represents all of the company's revenue less all its expenses in the period incurred. The Company has revenues of $101,996 from inception to February 28, 2009 and has paid expenses of $154,393 over the same period. For the three-month period ended February 28, 2009 it has incurred a net loss of $10,617.

     g. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     i. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

     j. Liabilities

     Liabilities are made up of current liabilities and long-term debt. Current liabilities as of February 28, 2009 include accounts payable of $26,383 and an amount due to related party of $19,854 which is owed to a shareholder, interest free.

     Share Capital

     a) Authorized:

     75,000,000 common shares with a par value of $0.001

     b) Issued:

     The company issued to the founders 10,000,000 common shares of stock for $1,000. As of February 28, 2009, there where Ten Million (10,000,000) common shares issued and outstanding at a value of $0.001 per share

     The Company has issued no authorized preferred shares.

     The  Company  has  no  stock  option  plan,   warrants  or  other  dilutive
     securities.

     k. Foreign currency transactions

     The financial statements are presented in United States dollars; however, the functional currency for the Company is the Canadian dollar. Thus, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", the current rate method is used. All foreign denominated assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts are translated by using historical exchange rates. Translation adjustments resulting from using different rates on different financial statement components are reported as a component of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

     l. Advertising Costs

     The Company's policy regarding advertising is to expense advertising when incurred. The Company had incurred a total advertising expense of $1,812 from inception (April 12, 2005) to February 28, 2009.

NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss to date. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $52,397 for the period from April 12, 2005 (inception) to February 28, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding SNT Cleaning, Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean SNT Cleaning, Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

SNT Cleaning, Inc. was founded in the State of Nevada on April 12, 2005. SNT Cleaning Inc. is in the automotive cleaning & detailing business. The Company's services include cleaning, detailing, and polishing for automobiles, recreational vehicles, vans, and trucks.

SNT is a development stage company. SNT has a limited history of operations. We presently do not have all the funding required to execute our business plan or build name recognition. Provided we are successful with this offering, we plan to raise additional capital at a future date so that we may build our business and name recognition in the local community of Westlock and surrounding region. Westlock is situated in the Province of Alberta, Canada.

We are a development stage company and we have realized minimal revenues to date. We do not have sufficient capital to enable us to commence and complete our business plan. We will require financing in order to conduct the development program described in the section entitled, "Business of the Issuer."

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. A "blank check company" is defined by securities laws as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED FEBRUARY 28, 2009

The accompanying financial statements show that the Company has incurred a net loss of $24,366 for the nine month period ended February 28, 2009 and have not generated sufficient revenues yet to offset our operating expenses.

LIQUIDITY AND FINANCIAL CONDITION

Based on our current operating plan, we do not expect to generate sufficient revenue to cover all our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for the next year. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

INFLATION

In the opinion of management, inflation has not had a material effect on our operations.

CONSULTANTS

The Company currently has no stock option plan.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

REGISTRATION STATEMENT

On July 16, 2008, we filed a S-1 with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b-2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act. In January 12, 2009, The Company filed an amendment to the registration statement on the form S-1.

HOLDERS OF OUR COMMON STOCK

As of February 28, 2009, we had approximately 20 stockholder(s) holding 10,000,000 shares of our common stock.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. We would not be able to pay our debts as they become due in the usual course of business; or

     2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Robert Denman.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially effect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending February 28, 2009.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                          Description of Exhibit
--------------                          ----------------------

     3.1            Articles of Incorporation (1)

     3.2            Bylaws (1)

     31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

     32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1) Filed with the SEC as an exhibit to our Form S-1 Registration Statement originally filed on July 16, 2008

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2009


       Signature                                Title                                 Date
       ---------                                -----                                 ----


/s/ Robert Denman                     Chief Executive Officer, Chief            April 27, 2009
----------------------------          Financial Officer, President,
Robert Denman                         Secretary, Treasurer and Director
                                      (Principal Executive Officer and
                                      Principal Accounting Officer)