Form 10-K
period 2009-05-31
Orofino Gold Corp
filed 2010-02-16
CIK 1438672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2009

                        Commission file number 333-135354


                               OROFINO GOLD CORP.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 98-0453936
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                              1702 Chinachem Tower
                          34-37 Connaught Road Central
                                Hong Kong, China
               (Address of Principal Executive Offices & Zip Code)

                                011-852-3106-3103
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 9, 2010 the registrant had 60,000,000 shares of common stock issued and outstanding.

                                OROFINO GOLD CORP.
                                TABLE OF CONTENTS

Item 1.  Business............................................................ 3

Item 1A. Risk Factors........................................................ 4

Item 2.  Properties..........................................................11

Item 3.  Legal Proceedings...................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.................11

Item 5.  Market for Common Equity and Related Stockholder Matters............11

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................12

Item 8.  Financial Statements................................................14

Item 9.  Changes in and Disagreements with Accountants on Financial
          Disclosure.........................................................25

Item 9A. Controls and Procedures.............................................25

Item 10. Directors, Executive Officers and Control Persons...................26

Item 11. Executive Compensation..............................................28

Item 12. Security Ownership of Certain Beneficial Owners and Management......28

Item 13. Certain Relationships and Related Transactions......................29

Item 14. Principal Accounting Fees and Services..............................29

Item 15. Exhibits............................................................30

Signatures...................................................................30

                                     PART I

ITEM 1. BUSINESS

SUMMARY

COMPANY OVERVIEW

Orofino Gold Corp. was founded in the State of Nevada on April 12, 2005. Orofino Gold Corp. started operations on September 1, 2007 as an automotive cleaning & detailing business, specifically specializing in the cleaning, detailing, and polishing for automobiles, recreational vehicles, vans, and trucks.

Orofino is a development stage company and has a limited history of operations. We presently do not have the funding required to fully execute our business plan or build name recognition. We plan to raise additional capital at a future date to develop and build our business.

Orofino Gold Corp. started operations on September 1, 2007 under the "Clean `N Shine" name. Prior to this, the company had no operations from inception (April 12, 2005) to August 31, 2007. On September 1, 2007, Orofino began operating as a full service automotive car wash, cleaning, detailing, and polishing business. The company has generated revenues from cleaning and car care services specifically, automotive upholstery and leather cleaning and automotive interior and exterior cleaning and washing.

On May 20, 2009, the Company completed a forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009, the payment date of the forward split was May 19, 2009, and the ex-dividend date of the forward split was May 20, 2009. The forward split was payable as a dividend, thereby requiring no action by shareholders, nor any amendment to the articles of incorporation of the Company. As a result of the forward split, the post forward split number off issued and outstanding shares was 60,000,000.

There are no preferred shares authorized. The Company has issued no preferred shares. The Company has no stock option plan, warrants or other dilutive securities. We are contemplating raising additional capital to finance our business. No final decisions regarding the financing have been made at this time.

The Company started operations on September 1, 2007. Prior to this, the company had no operations from inception (April 12, 2005) to August 31, 2007. On September 1, 2007 the company began operating as a full service automobile car wash and cleaning business.

On December 5, 2009, the Company passed a resolution to change its name from Orofino Gold Corp. to Orofino Gold Corp. On December 5, 2009, the Company accepted the resignation of its President, Secretary and director, Robert Denman, and appointed John Martin as a Director of the Company, effective as of equal date.

Over the last year ending May 31, 2009 the company has employed casual part-time labor, as required. The business is the only car wash company in the local region that provides complete auto detailing services. We believe that the most unique feature of this business is its prime location. We believe that with a well-placed location of business increases the chance of our company to succeed. Presently there are no car wash companies in our local region that provide full service automobile-detailing operations. Our company is set up to specializes in automotive cleaning, polishing and detailing services. The Company provides its clientele with a number of cleaning alternatives, as well as customized work based on the needs of each client. The cleaning services range from basic cleaning and simple wash & vacuum services to a full service Car wash and vehicle detailing. Vehicle detailing services include buffing, cutbacks, shampooing, leather care, fabric care and paint protection.

The company accepts work by appointment as well as "drive-in" service, if room is available. The Company's services range from basic to extensive cleaning and detailing services. The Company also does customized work based on the needs of the client.

On December 23, 2009, the Company counter-signed an offer for joint venture-earn-in to option three mining concessions comprising the Sur de Bolivar Group of Gold Properties San Carlos Project - Senderos de Oro Project. The terms of the agreement allow for the option to acquire a 55% interest in each of the three mining concessions. The payment terms and ongoing payment obligations are as follows:

     1.   $275,000 as an initial option payment;
     2. $2,500,000 for a first Work Phase over the course of two years of which:
          a.   $500,000 shall be to option the three concessions; and
          b.   $2,000,000 shall be for drilling and additional option payments;
     3. $10,000,000 for fill-in frilling and feasibility study within five years of the agreement.

The agreement is premised upon total estimated gold resources at several million ounces of gold. The seller will retain the option to convert its 45% interest into shares of the Company.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own any patents or trademarks.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

INVESTING IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK AND ANY PROSPECTIVE SHAREHOLDER SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED. THE TRADING PRICE OF OUR SHARES OF COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

THE COMPANIES SECURITIES ARE SPECULATIVE BY NATURE AND INVOLVE AN EXTREMELY HIGH DEGREE OF RISK AND SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. THE FOLLOWING KNOWN RISK FACTORS COULD CAUSE OUR ACTUAL FUTURE OPERATING RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF US. IN ASSESSING THESE RISKS, WE SUGGEST THAT YOU ALSO REFER TO OTHER INFORMATION CONTAINED IN THIS DOCUMENT, INCLUDING OUR FINANCIAL STATEMENTS AND RELATED NOTES.

RISK FACTORS

(A) RISKS RELATED TO OUR BUSINESS

THE COMPANY HAS A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF ITS BUSINESS AND PROSPECTS. WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW OUR BUSINESS AND TO EARN INCREASED REVENUES. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

We have a limited history of operations and we may not be successful in our efforts to grow our business and to increase revenues. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly our car cleaning business. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the amount of business transacted - the frequency of which is uncertain. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given period to be greater than expected. An investment in our securities represents significant risk and you may lose all or part your entire investment.

WE HAVE A HISTORY OF LOSSES. FUTURE LOSSES AND NEGATIVE CASH FLOW MAY LIMIT OR DELAY OUR ABILITY TO BECOME PROFITABLE. IT IS POSSIBLE THAT WE MAY NEVER ACHIEVE PROFITABILITY. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

We have yet to establish profitable operations or a history of profitable operations. We anticipate that we will continue to incur substantial operating losses for an indefinite period of time due to the significant costs associated with the development of our business.

Since incorporation, we have expended financial resources on the development of our business. As a result, losses have been incurred since incorporation. Management expects to experience operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: brand development, marketing and promotional activities; the possible addition of new personnel; and the development of relationships with strategic business partners.

The Company's ability to become profitable depends on its ability to generate and sustain sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future.

An investment in our securities represents significant risk and you may lose all or part your entire investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. We will need to obtain additional financing in order to complete our business plan because we currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail. Please note that the proceeds from the sale of the securities offered in this registration statement will go directly to the selling shareholder and not to the Company. As such, this offering might negatively affect the Company's ability to raise needed funds through a primary offering of the Company's securities in the future.

OUR OPERATING RESULTS WILL BE VOLATILE AND DIFFICULT TO PREDICT. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE SIGNIFICANTLY.

Management expects both quarterly and annual operating results to fluctuate significantly in the future. Because our operating results will be volatile and difficult to predict, in some future quarter our operating results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline significantly.

A number of factors will cause gross margins to fluctuate in future periods. Factors that may harm our business or cause our operating results to fluctuate include the following: the inability to obtain new customers at reasonable cost; the ability of competitors to offer new or enhanced services or products; price competition; the failure to develop marketing relationships with key business partners; increases in our marketing and advertising costs; increased fuel costs and increased labour costs that can affect demand for cleaning equipment; the amount and timing of operating costs and capital expenditures relating to expansion of operations; a change to or changes to government regulations; seasonality and a general economic slowdown. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE OPERATIONS. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

Our independent auditors noted in their report accompanying our financial statements for the period ended May 31, 2009 that we have not made a profit. For the year ending May 31, 2009, we had a loss of $33,887. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At May 31 2009, our cash was $0 and we had an overdraft position of $3,507.

We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

THE COMPANY IS GOVERNED BY MR. JOHN MARTIN, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.

Mr. John Martin, our sole Executive Officer and Director makes decisions such as the approval of related party transactions, the compensation of Executive Officers, and the oversight of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. In addition, Mr. Martin will exercise full control over all matters that typically require the approval of a Board of Directors. Mr. Martin's actions are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company from a corporate governance perspective. Our sole Executive Officer and Director exercises control over all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by Mr. Martin, conflicts of interest and similar matters.

BECAUSE OUR SOLE EXECUTIVE OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO THE COMPANY'S BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

Mr. Martin, our sole executive officer and director currently spend four to ten hours a week working on this business and is not one of the company's full time employees. It is possible that the demands on our sole Executive Officer and Director from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of the company's business. In addition, he may not possess sufficient time for the Company's business if the demands of managing the Company's business increase substantially beyond current levels.

THE COSTS OF BEING A PUBLIC COMPANY WILL PUT A STRAIN ON OUR RESOURCES

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the "Exchange Act," and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control for financial reporting. These requirements will place a strain on our systems and resources as well as add additional costs to our business in complying with these regulations. The cost and effort required to stay compliant with these regulations will divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future years, investors may lose confidence in our business and the value of our stock may decline.

(B) RISKS RELATED TO THE AUTOMOTIVE CLEANING INDUSTRY

OUR INDUSTRY IS COMPETITIVE AND IS CHARACTERIZED BY LOW PROFIT MARGINS AND HIGH FIXED COSTS, A MINOR SHORTFALL FROM EXPECTED REVENUE COULD AFFECT THE DEMAND FOR OUR SERVICES, HAVE A SIGNIFICANT IMPACT ON OUR ABILITY TO GENERATE REVENUE, AND POSSIBLY CAUSE OUR BUSINESS TO FAIL.

Our industry is competitive. Our competitors who provide car wash packages compete for our business. Aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market.

UNFORESEEN FUTURE ENVIROMENTAL REGULATIONS COULD CAUSE OUR OPERATING COSTS TO INCREASE, ADVERSELY IMPACT OUR OPERATING RESULTS, AND POSSIBLY CAUSE OUR BUSINESS TO FAIL.

Our industry is concerned with environmental issues, specifically the cleanliness and conservation of our finite water resources.

Waste water along with cleaning solvents and chemicals generated from car washing, is discharged directly into storm sewers carrying contaminants directly into our local water-ways. The chemicals used by the washing process and discharged in storm sewers could be seen as environmentally unsafe by environmental bodies and affect future operations of our business. While there are currently no regulations on the disposal of contaminated water, future environmental regulations may be legislated by government that could adversely affect how we discharged wastewater. Our company is at risk to any number of future environmental regulations imposed by government bodies. Any future environmental regulations that we may have to comply with may change the way we operate our business and add unforeseen costs to our business.

UNFORESEEN INDUSTRY TRENDS COULD ADVERSELY IMPACT OUR OPERATING RESULTS.

Industry efforts are focused upon improving the quality of existing methods of auto washing and detailing, however unforeseen industry trends could adversely impact operation results and subsequently cause our business to fail.

OUR QUARTERLY RESULTS ARE SIGNIFICANTLY AFFECTED BY MANY FACTORS, AND OUR RESULTS OF OPERATIONS FOR ANY ONE QUARTER ARE NOT NECESSARILY INDICATIVE OF OUR ANNUAL RESULTS OF OPERATIONS. THE COMPANY HAS A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF ITS BUSINESS AND PROSPECTS. IT IS POSSIBLE THAT WE MAY NEVER ACHIEVE PROFITABILITY. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

Our proposed operations are subject to a variety of factors that frequently cause considerable volatility in our earnings, including:

     *    increases in the price for fuel, security and insurance costs
     *    general economic trends
     * the prosperity of the automotive, transportation, tourism and recreation industries

In addition, seasonal variations in traffic and expenditures could affect our operating results from quarter to quarter. Seasonality can affect demand for cleaning and washing automobiles and, hence our potential sales from quarter to quarter. Our results of operations in any one quarter are not necessarily indicative of our annual results of OPERATIONS. It is possible that we may never earn enough revenue to achieve profitability. An investment in our securities represents significant risk and you may lose all or part your entire investment.

(C) RISKS RELATED TO THE OWNERSHIP OF OUR  SECURITIES

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL. THESE FACTORS MAY RESULT IN SUBSTANTIAL LOSSES TO INVESTORS IF INVESTORS ARE UNABLE TO SELL THEIR SHARES AT OR ABOVE THEIR PURCHASE PRICE.

The trading price of our common stock is subject to significant fluctuations due to a number of factors, including:

     * our status as a development stage company with a limited operating history
     * limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than may be the case with the shares of a seasoned issuer in the event of negative news or lack of progress and announcements of new products by us or our competitors
     *    the timing and development of products and services that we may offer
     *    general and industry-specific economic conditions
     *    actual or anticipated fluctuations in our operating results
     *    our capital commitments
     *    the loss of any of our key management personnel

In addition, the financial markets have experienced extreme price and volume fluctuations. The market prices of the securities of similar companies have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies.

The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management's attention and resources and harm our financial condition and results of operations.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

We will need to raise additional capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

OUR INCORPORATION DOCUMENTS AND NEVADA LAW INCLUDE PROVISIONS THAT MAY INHIBIT AN ATTEMPT BY OUR SHAREHOLDER TO CHANGE OUR DIRECTION OR MANAGEMENT, OR MAY INHIBIT A POSSIBLE TAKEOVER THAT SHAREHOLDERS CONSIDER FAVORABLE. THE OCCURRENCE OF SUCH EVENTS COULD LIMIT THE MARKET PRICE OF YOUR STOCK.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company, such as prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates. In addition, we are governed by the provisions of Section 203 of Nevada General Corporate Law. These provisions may prohibit large shareholders from merging or combining with us, which may prevent or frustrate any attempt by our shareholders to change our management or the direction in which we are heading. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Nevada law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL AND, IN SO DOING, WILL FURTHER DILUTE THE TOTAL NUMBER OF SHARES ISSUED AND OUTSTANDING.

We will need to raise additional capital, in addition to the financing as reported in this registration statement, by issuing additional shares of common stock and will, thereby, increase the number of common shares outstanding. There can be no assurance that this additional capital will be available and, if the capital is available at all, that it will be available on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current security holders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments. If we are able to raise additional capital, we cannot assure that it will be on terms that enhance the value of our common shares. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success of the Company will almost certainly be adversely affected.

WE ARE DEPENDENT ON KEY PERSONNEL.

The Company's success will largely rely on the efforts and abilities of certain key personnel. While the Company does not foresee any reason why such key personnel will not remain with the Company, if for any reason they do not, the Company could be adversely affected. The Company has not purchased key man life insurance for any of these individuals.

AN ACTIVE TRADING MARKET FOR OUR COMMON SHARES MAY NOT DEVELOP.

Our common shares are new issues of securities with no established trading markets or prior trading histories, and there can be no assurance regarding the future development of markets for our common shares, the ability of holders of our common shares to sell or the prices for which holders may be able to sell their holdings of our common shares. Furthermore, the liquidity of, and trading markets for, our common shares may be adversely affected by changes in the car cleaning industry and in the overall economy, as well as by any changes in our financial condition or results of operations.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE NASD'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended May 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

Our common stock is listed for trading under the symbol "ORFG".

As of the date of this report we have approximately 25 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a development stage company and have not developed significant revenue to date to attain profitability.

RESULTS OF OPERATIONS

We are still in the development stage and have generated minimum revenues to date.

We incurred operating expenses of $99,690 for the year ended May 31, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. Our net loss for the year ending May 31, 2009 was $33,887. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenue to attain profitability. There can be no assurance that we will ever reach profitability. We are still developing our business.

The following table provides selected financial data about our company for the years ended May 31, 2009 and 2008.

            Balance Sheet Data:            5/31/09          5/31/08
            -------------------            -------          -------

            Cash                           $     0          $   558
            Total assets                   $ 1,091          $ 2,259
            Total liabilities              $66,421          $34,649
            Shareholders' deficit          $65,330          $32,390

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2009 was $0 with outstanding liabilities of $66,421. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

PLAN OF OPERATION

Our cash balance is $0 as of May 31, 2009 and we have an overdraft of $3,507. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated minimal revenues to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated significant revenues to attain profitability. There is no assurance we will ever reach that stage.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Orofino Gold Corp.
(f.k.a. SNT Cleaning, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Orofino Gold corp. (f.k.a. SNT Cleaning, Inc.) (A Development Stage Company) as of May 31, 2009 and May 31, 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended May 31, 2009 and May 31, 2008 and since inception on April 12, 2005 through May 31, 2009 and May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orofino Gold Corp. (f.k.a. SNT Cleaning, Inc.)(A Development Stage Company) as of May 31, 2009 and May 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended May 31, 2009 and May 31, 2008 and since inception on April 12, 2005 through May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $74,666 for the period from April 12, 2005 (inception) to May 31, 2009, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-------------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
February 4, 2010


                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                   Phone: (888) 727-8251 Fax: (888) 782-2351

                               OROFINO GOLD CORP.
                           (f.k.a. SNT CLEANING INC.)
                               (DBA Clean'N Shine)
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                  May 31,               May 31,
                                                   2009                  2008
                                                 --------              --------
                                                 Audited               Audited -
                                                                       Restated
Assets

Current Assets
  Cash                                           $     --              $    558
                                                 --------              --------
Total Current Assets                                   --                   558

Non-Current Assets
  Related Party Deposits                              824                   905
  Deposits                                            267                   796
                                                 --------              --------
Total Non-Current Assets                            1,091                 1,701

Total Assets                                     $  1,091              $  2,259
                                                 ========              ========

Liabilities

Current Liabilities
  Over Draft                                        3,507              $     --
  Accounts Payable                                 14,625                 7,729
  Related Party Loan                               48,289                26,920
                                                 --------              --------
Total Long Term Liabilities                        66,421                34,649

Total Liabilities                                  66,421                34,649
                                                 --------              --------

Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,000 Common Shares Authorized
   60,000,000 Shares Issued and Outstanding        60,000                60,000
  Additional Paid-in capital                      (51,500)              (51,500)
  Retained Deficit                                (74,666)              (40,779)
  Translation Adjustments                             836                  (111)
                                                 --------              --------
Total Stockholders' Deficit                       (65,330)              (32,390)

                                                 --------              --------

Total Liabilities and Stockholders' Equity       $  1,091              $  2,259
                                                 ========              ========


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                           (f.k.a. SNT CLEANING INC.)
                              (A Development Stage
                                    Company)
                                Income Statements
                             (Stated in US Dollars)

                                                        For the Year Ended              From Inception
                                                  -------------------------------      April 12, 2005 to
                                                  May 31, 2009       May 31, 2008        May 31, 2009
                                                  ------------       ------------        ------------
                                                                       Restated
Revenue                                           $     65,803       $     49,712        $    115,514
                                                  ------------       ------------        ------------
Expenses
  Advertising and Promotion                                763              1,048               1,812
  Wages and Salary                                      64,754             47,198             111,952
  General and Administrative                            34,173             41,245              76,416
                                                  ------------       ------------        ------------
Total Expenses                                          99,690             89,491             190,180
                                                  ------------       ------------        ------------

Provision for income tax                                    --                 --                  --
                                                  ------------       ------------        ------------

Net Income (Loss)                                 $    (33,887)      $    (39,779)       $    (74,666)
                                                  ============       ============        ============

Basic & Diluted (Loss) per Common Share                 (0.001)            (0.001)
                                                  ------------       ------------

Weighted Average Number of Common Shares            60,000,000         60,000,000
                                                  ------------       ------------


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                           (f.k.a. SNT CLEANING INC.)
                               (DBA Clean'N Shine)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                For the years ended May 31, 2009 and May 31, 2008
                             (Stated in US Dollars)

                                                        Common Stock       Paid in    Translation     Retained       Total
                                                   Shares       Amount     Capital    Adjustments     Deficit        Equity
                                                   ------       ------     -------    -----------     -------        ------
Shares issued to founders on April 12, 2005
 at $0.0001 per share                            60,000,000   $ 60,000    $ (59,000)   $      --     $      --     $ (59,000)

Net (Loss) for period ending May 31, 2006                                                                 (800)         (800)
                                                 ----------   --------    ---------    ---------     ---------     ---------
Balance, May 31, 2006                            60,000,000     60,000      (59,000)          --          (800)      (59,800)

Net (Loss) for period ending May 31, 2007                                                                 (200)
                                                 ----------   --------    ---------    ---------     ---------     ---------
Balance, May 31, 2007                            60,000,000     60,000      (59,000)                    (1,000)           --

Contributed Capital (see footnotes)                                           7,500                                    7,500

Translation Adjustments for period ending
 May 31,2008                                                                                (111)                       (111)

Net (Loss) for period ending May 31, 2008                                                              (39,779)      (39,779)
                                                 ----------   --------    ---------    ---------     ---------     ---------
Balance, May 31, 2008                            60,000,000     60,000      (51,500)        (111)      (40,779)      (32,390)

Translation Adjustments for period ending
 May 31,2009                                                                                 947                         947

Net (Loss) for the period ending
 May 31, 2009                                                                                          (33,887)      (33,887)
                                                 ----------   --------    ---------    ---------     ---------     ---------

Balance, May 31, 2009                            60,000,000   $ 60,000    $ (51,500)   $     836     $ (74,666)    $ (65,330)
                                                 ==========   ========    =========    =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                           (f.k.a. SNT CLEANING INC.)
                               (DBA Clean'N Shine)
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                          For the Year Ended             From Inception
                                                    -------------------------------     April 12, 2005 to
                                                    May 31, 2009       May 31, 2008       May 31, 2009
                                                    ------------       ------------       ------------
OPERATING ACTIVITIES
  Net loss                                           $(33,887)           $(39,779)          $(74,666)
  Changes in operating assets and liabilities:
    Accounts payable                                    6,896               7,729             14,625
    Over draft                                          3,507                  --              3,507
    Deposits                                              610              (1,701)            (1,091)
                                                     --------            --------           --------
NET CASH USED IN OPERATING ACTIVITIES                 (22,874)            (33,751)           (57,625)

FINANCING ACTIVITIES
  Related Party Loan                                   21,369              26,920             48,289
  Contributed Capital                                      --               7,500              7,500
  Common shares issued to founders
   @ $0.0001 per share                                     --                  --              1,000
                                                     --------            --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES              21,369              34,420             56,789

Effect of exchange rate on cash                           948                (112)               836
Cash at beginning of period                               558                  --                 --
                                                     --------            --------           --------

CASH AT END OF PERIOD                                $     --            $    558           $     --
                                                     ========            ========           ========
Cash Paid For:
  Interest                                           $     --            $     --           $     --
                                                     ========            ========           ========

  Income Tax                                         $     --            $     --           $     --
                                                     ========            ========           ========


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                           (f.k.a. SNT Cleaning Inc.)
                         (An Development Stage Company)
                      Footnotes to the Financial Statements
                 From Inception (April 12, 2005 to May 31, 2009)
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Orofino Gold Corp. ("Orofino" or "SNT" or the "Company") was organized under the laws of the State of Nevada on April 12, 2005 as SNT Networks Inc. On April 22, 2008 the company changed its corporate name to SNT Cleaning Inc.

     On May 8, 2009, the Company passed a resolution to forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009 and the payment date of the forward split was May 19, 2009. The forward split was payable as a dividend, thereby requiring no action by shareholders, nor any amendment to the articles of incorporation of the Company.

     On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp.

              NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year-end.

     b. Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, service has been completed, the contract price is fixed or determinable, and collectibility is reasonably assured.

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

     e. Assets

     The company has no cash as of May 31, 2009.

     f. Income

     Income represents all of the company's revenue less all its expenses in the period incurred. The Company has revenues of $65,803 for the year ending May 31, 2009 and has expenses of $99,690 over the same period. For the year ended May 31, 2009 it has incurred a net loss of $33,887.

     g. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     i. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

     j. Liabilities

     Liabilities are made up of current liabilities and long-term debt. Current liabilities as of May 31, 2009 include accounts payable of $14,625, Overdraft of 3,507 and an amount due to related party of 48,289 which is owed to a shareholder, interest free and due on demand.

     Share Capital

     a) Authorized:

     75,000,000 common shares with a par value of $0.001

     b) Issued:

     The company issued to the founders 10,000,000 common shares of stock for $1,000.

     On May 20, 2009, the Company completed a forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009, the payment date of the forward split was May 19, 2009, and the ex-dividend date of the forward split was May 20, 2009. The forward split was payable as a dividend, thereby requiring no action by shareholders, nor any amendment to the articles of incorporation of the Company. As a result of the forward split, the post forward split number of issued and outstanding shares was 60,000,000. As of May 31, 2009, there where Sixty Million (60,000,000)
     common shares issued and outstanding at a value of $0.001 per share

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

     l. Advertising Costs

     The Company's policy regarding advertising is to expense advertising when incurred. The Company had incurred a total advertising expense of $763 for the year ending May 31, 2009.

     m. Recent Accounting Pronouncements

     June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

     In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

     n. Related Party Disclosures

     The company has a related party deposit of $824 as of May 31, 2009. This is a rental damage deposit that has been sent to the landlord who is a shareholder of the company.

     The company has a related party loan of $48,289. As of May 31, 2009 the loans details are as follows:

                                                      Amount Owed as of
            Lender                 Relation              May 31, 2009                Terms
            ------                 --------              ------------                -----
     911108 Alberta Ltd.         Controlled by            30,512.20         Zero interest, due on demand
                                 Mr. Denman

     Rob Denman                  N/A                      17,776.70         Zero interest, due on demand

     o. Reclassification

     The 2008 balance has been reclassified. Specifically the Related Party Loans has been reclassified from Current assets to Non current assets. The Deposits have been divided between regular deposits and related deposits. The related deposit is rental damage deposit that has been sent to the landlord who is a shareholder.

     p. Restatement

     Due to an accounting error the 2008 balance has been restated. The following table describes these changes.

                                                            2008               2008               2008
                                                        Audited - As       Audited - As
                                                          Restated           Reported          Difference
                                                          --------           --------          ----------
     Assets

     Current Assets
       Cash                                               $    558           $    558           $     --
                                                          --------           --------           --------
     Total Current Assets                                      558                558                 --

     Non-Current Assets
       Related Party Deposits                                  905                 --                905
       Deposits                                                796              1,701               (905)
                                                          --------           --------           --------
     Total Non-Current Assets                                1,701              1,701                 --
                                                          --------           --------           --------

     Total Assets                                         $  2,259           $  2,259           $     --
                                                          ========           ========           ========

     Liabilities

     Current Liabilities
       Over Draft                                         $     --           $     --           $     --
       Accounts Payable                                      7,729             24,815            (17,086)
       Related Party Loan                                   26,920              4,584             22,336
                                                          --------           --------           --------
     Total Long Term Liabilities                            34,649             29,399              5,250

     Total Liabilities                                      34,649             29,399              5,250
                                                          --------           --------           --------
     Stockholders' Deficiency
       Common Stock, $0.001 par value
        75,000,000 Common Shares Authorized
        60,000,000 Shares Issued and Outstanding            60,000             10,000             50,000
       Additional Paid-in capital                          (51,500)            (9,000)           (42,500)
       Retained Deficit                                    (40,779)           (28,031)           (12,748)
       Translation Adjustments                                (111)               109               (220)
                                                          --------           --------           --------
     Total Stockholders' Deficit                           (32,390)           (27,140)                --
                                                          --------           --------           --------

     Total Liabilities and Stockholders' Equity           $  2,259           $  2,259           $     --
                                                          ========           ========           ========

     q. Contributed Capital

     The company's founding shareholders worked on preparing the documents for filing on Edgar and this has been allocated as contributed costs. The company has estimated the work performed as approximately 150 working hours at a rate of $50 per hour giving a contributed cost of $7,500.

     r. Subsequent Events

     The following subsequent events have been evaluated through February 9, 2009.

     On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp.

     On December 5, 2009, the Company accepted the resignation of its President, Secretary and director, Robert Denman, and appointed John Martin as a Director of the Company, effective as of equal date.

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $74,666 for the period from April 12, 2005 (inception) to May 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
Officer and/or Director             Age                   Position
-----------------------             ---                   --------

John Martin                         58      President, Secretary, and Director

John Martin is a resident of Hong Kong and has over 25 years of experience in business, investment banking, and real estate. Mr. Martin is the managing director of Panpacific Business Ltd. and Victoria and Grey Asset Company Ltd.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant executive employees other than our officer and directors who devotes up to 20 hours per week to company matters. We also have part-time employees that we use as required to operate our business.

Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and directors have not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. We pay our consulting geologist the usual and customary rates received by geologists performing similar consulting services.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending March 31, 2009:

                                            Annual Compensation                Long Term Compensation
                                    --------------------------------   ----------------------------------
                                                                       Restricted
                                                        Other Annual      Stock     Options/*    LTIP         All Other
Name           Title        Year    Salary($)   Bonus   Compensation     Awarded    SARs(#)    payouts($)   Compensation
----           -----        ----    ---------   -----   ------------     -------    -------    ----------   ------------
Robert Denman  Past         2007      $0         $0          $0            $0          $0          $0            $0
               President,   2008      $0         $0          $0            $0          $0          $0            $0
               Secretary    2009      $0         $0          $0            $0          $0          $0            $0
               and
               Director

John Martin    President,   2009      $0         $0          $0            $0          $0          $0            $0
               Secretary
               and
               Director

There are no current employment agreements between the company and its officer/director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 9, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                 Shares of
Title of Class    Name of Beneficial Owner     Common Stock     Percent of Class
--------------    ------------------------     ------------     ----------------

  Common              Robert Denman             30,000,000            50%
                      9012 - 100 Street
                      Westlock, Alberta
                      T7P 2L4

Directors and Officers as a
 Group consisting of one person                 30,000,000            50%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us other then the transactions described below.

The company has a related party deposit of $824 as of May 31, 2009. This is a rental damage deposit that has been sent to the Rob Denman.

The company has a related party loan of $48,289 with Rob Denman. The loan is a zero interest loan and is due on demand.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2009, the total fees charged to the company for audit services, audit-related services and tax services including quarterly reviews, were $7,500.

For the year ended May 31, 2008, there were $6,750 in fees charged to the company for audit services, audit-related services and tax services.

                                     PART IV

ITEM 15. EXHIBITS

     Exhibit
     Number                             Description
     ------                             -----------

        3(i)        Articles of Incorporation*
        3(ii)       Bylaws*
       31.1         Sec. 302 Certification of Chief Executive Officer
       31.2         Sec. 302 Certification of Chief Financial Officer
       32.1         Sec. 906 Certification of Chief Executive Officer
       32.2         Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2010        Orofino Gold Corp.


                        By: /s/ John Martin
                            ----------------------------------------------------
                            John Martin, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 9, 2010        Orofino Gold Corp.


                        By: /s/ John Martin
                            ----------------------------------------------------
                            John Martin, President, Treasurer and Chief
                            Financial Officer (Principal Executive Officer and Principal Accounting Officer)