Form 10-Q
period 2009-08-31
Orofino Gold Corp
filed 2010-06-28
CIK 1438672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2009

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

          1702 Chinachem Tower
     34-37 Connaught Road Central
            Hong Kong, China                       Telephone: 011-852-3106-3103
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 60,000,000 shares of common stock issued and outstanding at March 11, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                               Orofino Gold Corp.
                          (formerly SNT Cleaning Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                    August 31,          May 31,
                                                      2009               2009
                                                    --------           --------
                                                    Unaudited           Audited
Assets

Current Assets
  Cash                                              $     --           $     --
                                                    --------           --------
Total Current Assets                                      --                 --

Non-Current Assets
  Deposits - Related Party                               824                824
  Deposits                                               267                267
                                                    --------           --------
Total Non-Current Assets                               1,091              1,091
                                                    --------           --------

Total Assets                                        $  1,091           $  1,091
                                                    ========           ========

Liabilities

Current Liabilities
  Bank Overdraft                                    $     --           $  3,507
  Accounts Payable                                    15,606             14,625
  Related Party Loan                                  51,410             48,289
                                                    --------           --------
Total Current Liabilities                             67,016             66,421
                                                    --------           --------

Total Liabilities                                     67,016             66,421
                                                    --------           --------

Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,000 Common Shares Authorized
   60,000,000 Shares Issued and Outstanding           60,000             60,000
  Additional Paid-in capital                         (50,465)           (51,500)
  Deficit accumulated during development stage       (76,383)           (74,666)
  Translation Adjustments                                923                836
                                                    --------           --------
Total Stockholders' Deficit                          (65,925)           (65,330)
                                                    --------           --------

Total Liabilities and Stockholders' Deficit         $  1,091           $  1,091
                                                    ========           ========



   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                          (formerly SNT Cleaning Inc.)
                          (A Development Stage Company)
                                Income Statements
                             (Stated in US Dollars)
                                    Unaudited

                                                 For the three month period ended            From inception
                                               -----------------------------------        (April 12, 2005) to
                                                August 31,             August 31,             August 31,
                                                   2009                   2008                   2009
                                               ------------           ------------           ------------
Revenue                                        $        812           $     20,937           $    116,326
                                               ------------           ------------           ------------
Expenses
  Advertising and Promotion                              --                     76                  1,812
  Wages and Salary                                       --                 16,990                111,952
  General and Administrative                          1,494                  7,528                 77,910
  Interest Expense                                    1,035                     --                  1,035
                                               ------------           ------------           ------------
Total Expenses                                        2,529                 24,594                192,709
                                               ------------           ------------           ------------

Provision for income tax                                 --                     --                     --
                                               ------------           ------------           ------------

Net Income (Loss)                              $     (1,717)          $     (3,657)          $    (76,383)
                                               ============           ============           ============

Basic & Diluted (Loss) per Common Share        $      (0.00)          $      (0.00)
                                               ------------           ------------

Weighted Average Number of Common Shares         60,000,000             60,000,000
                                               ------------           ------------


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                          (formerly SNT Cleaning Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                    Unaudited

                                                           For the three month period ended        From inception
                                                         -----------------------------------    (April 12, 2005) to
                                                           August 31,             August 31,         August 31,
                                                             2009                   2008               2009
                                                           --------               --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                        $ (1,717)              $ (3,657)          $(76,383)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Imputed interest on related party loan                   1,035                     --              1,035
  Changes in:
     Accounts payable                                           981                  6,891             15,606
     Bank overdraft                                          (3,507)                  (302)                --
     Deposits                                                    --                     --             (1,091)
                                                           --------               --------           --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (3,208)                 2,932            (60,833)

FINANCING ACTIVITIES
  Cash from Shareholder Loan                                  3,121                     --             51,410
  Contributed Capital                                            --                     --              7,500
  Common shares issued to founders @ $0.0001 per share           --                     --              1,000
                                                           --------               --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     3,121                     --             59,910

Effect of exchange rate on cash                                  87                    (28)               923
Cash at beginning of period                                      --                    558                 --
                                                           --------               --------           --------

CASH AT END OF PERIOD                                      $     --               $  3,462           $     --
                                                           ========               ========           ========

Cash Paid For:
Interest                                                   $     --               $     --           $     --
                                                           ========               ========           ========
Income Tax                                                 $     --               $     --           $     --
                                                           ========               ========           ========


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                          (Formerly SNT Cleaning Inc.)
                          (A Development Stage Company)
                 Condensed Footnotes to the Financial Statements
                        From Inception to August 31, 2009
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Orofino Gold Corp. ("Orofino" or the "Company") was organized under the laws of the State of Nevada on April 12, 2005 as SNT Networks Inc. On April 22, 2008 the company changed its corporate name to SNT Cleaning Inc. On May 8, 2009, the Company passed a resolution to forward stock split its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009 and the payment date of the forward split was May 19, 2009. The forward split was payable as a dividend, thereby requiring no action by shareholders, nor any amendment to the articles of incorporation of the Company.

On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Orofino have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Orofino's audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Orofino's 2009 annual financial statements have been omitted.

DEVELOPMENT STAGE COMPANY

The Company complies with current accounting guidance for its characterization of the Company as development stage.

ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company's financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $76,383 for the period from April 12, 2005 (inception) to August 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has a related party deposit of $824 as of August 31, 2009 and May 31, 2009 which is a deposit with a landlord who is also a shareholder.

As of August 31, 2009 and May 31, 2009, the Company owes the President, Secretary and Director of the Company $51,410 and $48,289, respectively. The amount is unsecured and due on demand. Imputed interest in the amount of $1,035 is included in additional paid in capital.

NOTE 5 - SUBSEQUENT EVENTS

On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp.

On December 5, 2009, the Company accepted the resignation of its President, Secretary and Director, Robert Denman, and appointed John Martin as a Director of the company.

On April 6, 2010, the Company counter-signed an offer for joint venture-earn-in to option several mining concessions in the Department of Bolivar, Republic of Colombia (Option Agreement). The terms of the agreement allow for the optionee to acquire a 55% interest in each of the mining concessions. The payment terms and ongoing payment obligations are as follows:

CASH PAYMENTS:

     1.   $250,000 as an initial option payment;
     2.   $250,000 on or before July 15, 2010;
     3.   $500,000 on the first anniversary;
     4.   $625,000 on the second anniversary;
     5.   $1,250,000 on the third anniversary;
     6.   $1,250,000 on the fourth anniversary; and
     7.   $2,500,000 on the fifth anniversary date.

WORK COMMITMENTS:

The Company shall invest at least $10 million in the exploration and development of the properties for the purpose of the exploitation of the mineral potential or bring the project to a bankable feasibility study within five years of the anniversary date of which one million dollars are to be spent within one year.

The Company paid the sum of $100,000 to a third party for consulting services in relation to the signing of the Option Agreement.

There were no reportable subsequent events from August 31, 2009 through the date this report is filed other than those noted above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Orofino Gold Corp. (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Orofino Gold Corp. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

Orofino Gold Corp. ("Orofino" or the "Company") was organized under the laws of the State of Nevada on April 12, 2005. Orofino is a development stage company and has a limited history of operations.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED AUGUST 31, 2009

We incurred operating expenses of $2,529 for the quarter ended August 31, 2009. These expenses consisted of general operating expenses and interest incurred in connection with day to day operation of our business. Our net loss for the quarter ending August 31, 2009, was $1,717. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenue attain profitability. There can be no assurance that we will ever reach profitability. We are still developing our business.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at August 31, 2009, was $0 with outstanding liabilities of $67,016. Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for the next year. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

HOLDERS OF OUR COMMON STOCK

As of August 31, 2009, we had approximately 22 stockholder(s) holding 60,000,000 shares of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of August31, 2009, the end of our first quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

EVALUATION OF INTERNAL CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of August 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of August 31, 2009, our disclosure controls and procedures were not effective and contained the following significant deficiencies and material weaknesses of our internal controls over financial reporting: We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and one member who is independent of management, but lacks sufficient financial expertise for overseeing financial reporting responsibilities.

AUDIT COMMITTEE

As of the date of this Quarterly Report, we do not have any members on our audit committee. We have not appointed additional members to the Board of Directors and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When new members are to be appointed to the audit committee, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the three month period ended August 31, 2009 was independent CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING There have been no significant changes in our internal controls over financial reporting that occurred since our fiscal year ended May 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending August 31, 2009.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                         Description of Exhibit
--------------                         ----------------------

    3.1          Articles of Incorporation(1)

    3.2          Bylaws(1)

   31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

   32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1) Filed with the SEC as an exhibit to our Form S-1 Registration Statement originally filed on July 16, 2008.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2010

OROFINO GOLD CORP.


        Signature                          Title                        Date
        ---------                          -----                        ----


By: /s/ John Martin              Chief Executive Officer,          June 24, 2010
   -------------------------     Chief Financial Officer,
   JOHN MARTIN                   President, Secretary, Treasurer
                                 and Director (Principal Executive
                                 Officer and Principal Accounting Officer)