Form 10-Q
period 2009-11-30
Orofino Gold Corp
filed 2010-06-28
CIK 1438672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended November 30, 2009

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended November 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                               Orofino Gold Corp.
                          (formerly SNT Cleaning Inc.)
                         (An Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                  November 30,          May 31,
                                                      2009               2009
                                                    --------           --------
                                                    Unaudited           Audited
Assets

Current Assets
  Cash                                              $     --           $     --
                                                    --------           --------
Total Current Assets                                      --                 --

Non-Current Assets
  Related Party Deposits                                 824                824
  Deposits                                               267                267
                                                    --------           --------
Total Non-Current Assets                               1,091              1,091
                                                    --------           --------

Total Assets                                        $  1,091           $  1,091
                                                    ========           ========

Liabilities

Current Liabilities
  Over Draft                                        $     --           $  3,507
  Accounts Payable                                    86,427             14,625
  Related Party Loan                                      --             48,289
                                                    --------           --------
Total Current Liabilities                             86,427             66,421
                                                    --------           --------

Total Liabilities                                     86,427             66,421
                                                    --------           --------

Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   60,000,000 Shares Issued and Outstanding           60,000             60,000
  Additional Paid-in capital                         (49,383)           (51,500)
  Deficit accumulated during development period      (96,876)           (74,666)
  Translation Adjustments                                923                836
                                                    --------           --------
Total Stockholders' Deficit                          (85,336)           (65,330)
                                                    --------           --------

Total Liabilities and Stockholders' Deficit         $  1,091           $  1,091
                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                          (formerly SNT Cleaning, Inc.)
                         (An Development Stage Company)
                                Income Statements
                             (Stated in US Dollars)
                                    Unaudited

                              For the three month period ended     For the six month period ended     From inception
                              --------------------------------     ------------------------------   (April 12, 2005) to
                               November 30,       November 30,     November 30,      November 30,      November 30,
                                   2009               2008             2009              2008              2009
                               ------------       ------------     ------------      ------------      ------------
Revenue                        $         --       $     20,275     $        812      $     41,377      $    116,326
                               ------------       ------------     ------------      ------------      ------------
Expenses
  Advertising and Promotion              --                651               --               651             1,812
  Wages and Salary                       --             16,990               --            34,617           111,952
  General and Administrative         19,411              9,854           20,905            19,858            97,321
  Imputed Interest                    1,082                 --            2,117                --             2,117
                               ------------       ------------     ------------      ------------      ------------
Total Expenses                       20,493             27,495           23,022            55,126           213,202
                               ------------       ------------     ------------      ------------      ------------

Provision for income tax                 --                 --               --                --                --
                               ------------       ------------     ------------      ------------      ------------

Net Income (Loss)              $    (20,493)      $     (7,220)    $    (22,210)     $    (13,749)     $    (96,876)
                               ============       ============     ============      ============      ============

Basic & Diluted (Loss) per
 Common Share                  $      (0.00)      $      (0.00)    $      (0.00)     $      (0.00)
                               ------------       ------------     ------------      ------------

Weighted Average Number of
 Common Shares                   60,000,000         60,000,000       60,000,000        60,000,000
                               ------------       ------------     ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                          (formerly SNT Cleaning, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                    Unaudited

                                                          For the six month period ended      From inception
                                                          ------------------------------    (April 12, 2005) to
                                                          November 30,      November 30,       November 30,
                                                              2009              2008               2009
                                                            --------          --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                         $(22,210)         $(13,749)          $(96,876)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Imputed interest on related party loan                    2,117                --              2,117
     Accounts payable                                         14,502              (498)            44,127
     Over Draft                                               (3,507)           (3,507)                --
     Deposits                                                     --                --             (1,091)
                                                            --------          --------           --------
NET CASH USED IN OPERATING ACTIVITIES                         (9,098)          (17,754)           (51,723)

FINANCING ACTIVITIES
  Shareholder Loan                                             9,011             9,011             57,300
  Contributed Capital                                             --                --              7,500
  Common shares issued to founders @ $0.0001 per share            --                --              1,000
                                                            --------          --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      9,011             9,011             65,800

Effect of exchange rate on cash                                   87             7,157                923
Cash at beginning of period                                       --             1,586                 --
                                                            --------          --------           --------

CASH AT END OF PERIOD                                       $     --          $     --           $ 15,000
                                                            ========          ========           ========

Cash Paid For:
  Interest                                                  $     --          $     --           $     --
                                                            ========          ========           ========
  Income Tax                                                $     --          $     --           $     --
                                                            ========          ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                          (formerly SNT Cleaning Inc.)
                          (A Development Stage Company)
                 Condensed Footnotes to the Financial Statements
                       From Inception to November 30, 2009
                             (Stated in US Dollars)


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

DEVELOPMENT STAGE COMPANY

The Company complies with current accounting guidance and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

ESTIMATES

The preparation of these  consolidated  financial  statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $96,876 for the period from April 12, 2005 (inception) to November 30, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has a related party deposit of $824 as of November 30, 2009 and May 31, 2009 which is a deposit with a landlord who is also a shareholder.

As of November 30, 2009 the Company owes the President, Secretary and Director of the Company $48,289. At May 31, 2009 the Company owed the President, Secretary and Director of the Company $57,300 and $48,289. The amount is unsecured and due on demand. Imputed interest in the amount of $2,117 is included in additional paid in capital.

NOTE 5 - SUBSEQUENT EVENTS

On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp.

On December 5, 2009, the Company accepted the resignation of tits President, Secretary and Director, Robert Denman, and appointed John Martin as a Director of the company.

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

There were no reportable subsequent events from November 30, 2009 through the date this report is filed other than those noted above.

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

Orofino Gold Corp. started operations on September 1, 2007 under the "Clean `N Shine" name. Prior to this, the company had no operations from inception (April 12, 2005) to November 30, 2007. On September 1, 2007, Orofino began operating as a full service automotive car wash, cleaning, detailing, and polishing business. The company has generated revenues from cleaning and car care services specifically, automotive upholstery and leather cleaning and automotive interior and exterior cleaning and washing.

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

Over the quarter ending November 30, 2009 the company has employed casual part-time labor, as required.

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

RESULTS OF  OPERATIONS  FOR THE THREE MONTHS AND SIX MONTHS  ENDED  NOVEMBER 30,
2009

We incurred operating expenses of $20,493 for the quarter ended November 30, 2009 and $23,022 for the six months ended November 30, 2009. These expenses consisted of general operating expenses and interest incurred in connection with day to day operation of our business. Our net loss for the quarter ending November 30, 2009, was $20,493 and $23,210 for the six months ended November 30, 2009. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenue attain profitability. There can be no assurance that we will ever reach profitability. We are still developing our business.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at November 30, 2009, was $0 with outstanding liabilities of $86,427. Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for the next year. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

HOLDERS OF OUR COMMON STOCK

As of November 30, 2009, we had approximately 22 stockholder(s) holding 60,000,000 shares of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of November 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of November 30, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and
     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of November 30, 2009, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of November 30, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2009:

     (1) Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.
     (2) Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.
     (3) Ineffective controls over period end financial disclosure and reporting processes.

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended November 30, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending November 30, 2009.

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