Form 10-Q
period 2010-02-28
Orofino Gold Corp
filed 2010-06-28
CIK 1438672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended February 28, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 60,000,000 shares of common stock issued and outstanding at June 15, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                               Orofino Gold Corp.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                 February 28,          May 31,
                                                     2010               2009
                                                  ----------         ----------
                                                   Unaudited

Assets

Current Assets
  Cash                                            $       --         $       --
                                                  ----------         ----------
Total Current Assets                                      --                 --

Non-Current Assets
  Related Party Deposits                                 824                824
  Deposits                                               267                267
                                                  ----------         ----------
Total Non-Current Assets                               1,091              1,091
                                                  ----------         ----------

Total Assets                                      $    1,091         $    1,091
                                                  ==========         ==========

Liabilities

Current Liabilities
  Overdraft                                       $       --         $    3,507
  Accounts Payable                                    50,052             14,625
  Related party payables                              11,000                 --
  Related Party Loan                                 183,213             48,289
                                                  ----------         ----------
Total Current Liabilities                            244,265             66,421
                                                  ----------         ----------

Total Liabilities                                    244,265             66,421
                                                  ----------         ----------

Stockholders' Deficit
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   60,000,000 Shares Issued and Outstanding           60,000             60,000
  Additional Paid-in capital                         (49,533)           (51,500)
  Deficit accumulated during development stage      (254,477)           (74,666)
  Translation Adjustments                                836                836
                                                  ----------         ----------
Total Stockholders' Deficit                         (243,174)           (65,330)
                                                  ----------         ----------

Total Liabilities and Stockholders' Deficit       $    1,091         $    1,091
                                                  ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                          (A Development Stage Company)
                                Income Statements
                             (Stated in US Dollars)
                                    Unaudited

                                 For the three month period ended    For the nine month period ended     From inception
                                 --------------------------------    -------------------------------   (April 12, 2005) to
                                 February 28,      February 28,      February 28,      February 28,       February 28,
                                     2010              2009              2010              2009               2010
                                 ------------      ------------      ------------      ------------       ------------
Revenue                          $         --      $     10,908      $        812      $     52,285       $    116,326
                                 ------------      ------------      ------------      ------------       ------------
Expenses
  Advertising and Promotion                --               113                --               764              1,812
  Wages and Salary                         --            14,486                --            49,103            111,952
  Consulting fees                      19,000                --            19,000                --             19,000
  Mineral exploration expense         130,819                --           130,819                --            130,819
  General and Administrative            6,629             6,926            10,567            26,784             86,983
  Management fees                      16,000                --            16,000                --             16,000
  Interest Expense                        153                --             2,270                --              2,270
  Imputed Interest                         --                --             1,967                --              1,967
                                 ------------      ------------      ------------      ------------       ------------
Total Expenses                        172,601            21,525           180,623            76,651            370,803
                                 ------------      ------------      ------------      ------------       ------------

Provision for income tax                   --                --                --                --                 --
                                 ------------      ------------      ------------      ------------       ------------

Net (Loss)                       $   (172,601)     $    (10,617)     $   (179,811)     $    (24,366)      $   (254,477)
                                 ============      ============      ============      ============       ============
Basic & Diluted (Loss) per
 Common Share                    $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                 ------------      ------------      ------------      ------------
Weighted Average Number of
 Common Shares                     60,000,000        60,000,000        60,000,000        60,000,000
                                 ------------      ------------      ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                    Unaudited

                                                          For the nine month period ended       From inception
                                                          -------------------------------     (April 12, 2005) to
                                                          February 28,      February 28,         February 28,
                                                              2010              2009                 2010
                                                           ----------        ----------           ----------
OPERATING ACTIVITIES
  Net income (loss)                                        $ (179,811)       $  (24,366)          $ (254,477)
  Adjustments to reconcile net income to net cash
     Imputed interest on related party loan                     1,967                --                1,967
     Accounts payable                                          42,920            14,847               61,052
     Accounts payable                                              --               (23)                  --
     Deposits                                                      --                --               (1,091)
                                                           ----------        ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                        (134,924)           (9,542)            (192,549)

FINANCING ACTIVITIES
  Shareholder Loan                                            134,924            16,554              183,213
  Contributed Capital                                              --                --                7,500
  Common shares issued to founders @ $0.0001 per share             --                --                1,000
                                                           ----------        ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     134,924            16,554              191,713

Effect of exchange rate on cash                                    --            (5,521)                 836
Cash at beginning of period                                        --               558                   --
                                                           ----------        ----------           ----------

CASH AT END OF PERIOD                                      $       --        $    2,049           $       --
                                                           ==========        ==========           ==========

Cash Paid For:
  Interest                                                 $       --        $       --           $       --
                                                           ==========        ==========           ==========
  Income Tax                                               $       --        $       --           $       --
                                                           ==========        ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                          (formerly SNT Cleaning Inc.)
                          (A Development Stage Company)
                 Condensed Footnotes to the Financial Statements
                       From Inception to February 28, 2010
                             (Stated in US Dollars)
                                   (Unaudited)


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

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivatives and Hedging (Topic 815):
Scope Exception Related to Embedded Credit Derivatives." The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810): Amendments for Certain Investment Funds." The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company's adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09  "Subsequent Events (ASC Topic
855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company's financial position and results of operations.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements." ASU No. 2010-06 amends FASB Accounting Standards Codification ("ASC") 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company's financial statements.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $254,477 for the period from April 12, 2005 (inception) to February 28, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has a related party deposit of $824 as of February 28, 2010 and May 31, 2009 which is a deposit with a landlord who is also a shareholder.

As of February 28, 2010 and May 31, 2009, the Company owes a related party $11,000 and $48,289 respectively. The amount is unsecured and due on demand. Imputed interest in the amount of $1,967 is included in additional paid in capital. The Company paid $16,000 in management fees to related parties.

NOTE 5 - SUBSEQUENT EVENTS

On April 6, 2010, the Company counter-signed an offer for joint venture-earn-in to option several mining concessions in the Department of Bolivar, Republic of Colombia (Option Agreement). The terms of the agreement allow for the option to acquire a 55% interest in each of the mining concessions. The payment terms and ongoing payment obligations are as follows:

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

Over the quarter ending February 28, 2010 the company has employed casual part-time labor, as required.

On April 6, 2010, the Company counter-signed an offer for joint venture-earn-in to option several mining concessions in the Department of Bolivar, Republic of Comobia (Option Agreement). The terms of the agreement allow for the option to acquire a 55% interest in each of the mining concessions. The payment terms and ongoing payment obligations are as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009

We incurred operating expenses of $172,601 and $21,525 for the quarter ended February 28, 2010 and 2009 respectively, and $180,623 and $76,651 for the nine months ended February 28, 2010 and 2009 respectively. These expenses consisted of general operating expenses and interest incurred in connection with day to day operation of our business. Our net loss for the quarter ending February 28, 2010 and 2009 was $172,601 and $10,617 respectively, and $179,811 and $24,366 for the nine months ended February 28, 2010 and 2009 respectively. We have taken on a mineral resource concession in Colombia. We sent a geological team to Colombia to examine several properties in Colombia. We also forwarded the sum of $100,000 in preparation of the acquisition agreement signed subsequent to February 28, 2010. See subsequent events.

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

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at February 28, 2010 and 2009 was $nil with outstanding liabilities of $61,052 and $14,625 respectively and loans payable of $183,213 and $48,289 respectively. Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for the next year. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

HOLDERS OF OUR COMMON STOCK

As of February 28, 2010, we had approximately 22 stockholder(s) of record holding 60,000,000 shares of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended February 28, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending February 28, 2010.

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

Date: June 25, 2010

OROFINO GOLD CORP.


        Signature                          Title                        Date
        ---------                          -----                        ----


By: /s/ John Martin              Chief Executive Officer,          June 25, 2010
   -------------------------     Chief Financial Officer,
   JOHN MARTIN                   President, Secretary, Treasurer
                                 and Director (Principal Executive
                                 Officer and Principal Accounting Officer)