Form 10-K
period 2010-05-31
Orofino Gold Corp
filed 2010-09-07
CIK 1438672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2010

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

                   93-B342 Xinliu Street, Zhong Shan District
                              Dalian 116001, China
               (Address of Principal Executive Offices & Zip Code)

                              011-86 411 8272 6933
                               (Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 31, 2010 the registrant had 70,200,000 shares of common stock issued and outstanding.

                                OROFINO GOLD CORP.
                                TABLE OF CONTENTS

Item 1.  Business............................................................  3

Item 1A. Risk Factors........................................................  5

Item 2.  Properties.......................................................... 12

Item 3.  Legal Proceedings................................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Item 5.  Market for Common Equity and Related Stockholder Matters............ 13

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 14

Item 8.  Financial Statements................................................ 16

Item 9.  Changes in and Disagreements with Accountants on Financial
          Disclosure......................................................... 26

Item 9A. Controls and Procedures............................................. 26

Item 10. Directors, Executive Officers and Control Persons................... 27

Item 11. Executive Compensation.............................................. 29

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 29

Item 13. Certain Relationships and Related Transactions...................... 30

Item 14. Principal Accounting Fees and Services.............................. 30

Item 15. Exhibits............................................................ 31

Signatures................................................................... 31

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

Orofino Gold Corp. started operations on September 1, 2007 under the "Clean `N Shine" name. Prior to this, the company had no operations from inception (April 12, 2005) to August 31, 2007. On September 1, 2007, Orofino began operating as a full service automotive car wash, cleaning, detailing, and polishing business. The company has generated revenues from cleaning and car care services specifically, automotive upholstery and leather cleaning and automotive interior and exterior cleaning and washing. The Company has no competition in the immediate area of its operations, but outside of that area it is deemed to be a competitive business. Without significant capital it would be very difficult to build and grow this business. Accordingly the Company has decided to look at mineral resources as an alternative business where opportunity exists.

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

On December 5, 2009, the Company passed a resolution to change its name from Orofino Gold Corp. to Orofino Gold Corp.

Over the last year ending May 31, 2010 the company has employed casual part-time labor, as required. The business is a car wash company in the local region that provides complete auto detailing services. Presently there are no car wash companies in our local region that provide full service automobile-detailing operations. Our company is set up to specialize in automotive cleaning, polishing and detailing services. The Company provides its clientele with a number of cleaning alternatives, as well as customized work based on the needs of each client. The cleaning services range from basic cleaning and simple wash & vacuum services to a full service Car wash and vehicle detailing. Vehicle detailing services include buffing, cutbacks, shampooing, leather care, fabric care and paint protection.

The company accepts work by appointment as well as "drive-in" service, if room is available. The Company's services range from basic to extensive cleaning and detailing services. The Company also does customized work based on the needs of the client.

On December 23, 2009, the Company engaged the services of a consultant and was prepared to enter into an arrangement for a joint venture-earn-in to option three mining concessions comprising the Sur de Bolivar Group of Gold Properties San Carlos Project - Senderos de Oro Project. After payments of $100,000 to the consultant the Company entered into a letter of intent for an option to acquire a 55% interest in each of the three mining concessions. The agreement was signed on April 6, 2010 and modified on August 15, 2010. The payment terms and ongoing payment obligations are as follows:

CASH PAYMENTS: (APRIL 6, 2010 TERMS)

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

CASH PAYMENTS: (MODIFIED ON AUGUST 15, 2010)

     1.   $250,000 as an initial option payment;
     2.   $500,000 on or before October 31, 2010;
     3.   $750,000 on the first anniversary;
     4.   $1,000,000 on the second anniversary;
     5.   $1,250,000 on the third anniversary;
     6.   $1,250,000 on the fourth anniversary; and
     7.   $2,500,000 on the fifth anniversary date.

SHARES

The vendor may accept common shares of Orofino Gold Corp. in lieu of the cash payment due on or before October 31, 2010 or a portion thereof at the rate of $0.05 per share.

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

(B) RISKS RELATED TO THE MINERAL EXPLORATION AND DEVELOPMENT BUSINESS

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION AND DEVELOPMENT, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL. The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have in Colombia contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE DUE TO OUR INABILITY TO PREDICT THE SUCCESS OF OUR BUSINESS

We are in the initial stages of exploration of our mineral concessions and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral concessions. We have not earned any revenues as of the date of this report.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION AND THE MINING BUSINESS, WE FACE A HIGH RISK OF BUSINESS FAILURE

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

In addition, the search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE WE ANTICIPATE OUR OPERATING EXPENSES WILL INCREASE PRIOR TO OUR EARNING REVENUES, WE MAY NEVER ACHIEVE PROFITABILITY

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE ACCESS TO OUR MINERAL CLAIMS MAY BE RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAMS

There are several governmental regulations that materially restrict mineral exploration. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration programs.

(C) RISKS RELATED TO THE AUTOMOTIVE CLEANING INDUSTRY

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

(D) RISKS RELATED TO THE OWNERSHIP OF OUR  SECURITIES

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

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulates broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property.

MINERAL CONCESSIONS

LOCATION AND ACCESS:

The Senderos de Oro volcanic-plutonic hosted Au-Ag+/-Cu occurrences are located in the Department of Bolivar, CA. 300 km NE of Medellin, at the northern end of Serrania de San Lucas. Access to the area requires five hours of overland travel, from airports at Ocana or Bucaramanga, along good paved highways and all-season secondary road systems. Entrance may be facilitated by the reclamation 1000 metre airstrip located within a short distance to the concession area. Electrical energy supplies the active mine areas, as does direct road access to various ports on the nearby Magdalena River. MINERO (small-scale miner) activity beginning in the mid-1980's has outlined a series of rich gold occurrences extending from Cerro San Carlos to San Martin de Loba, some 50 km to the north.

Government recorded gold production from the region, between 1987 and 1994 is CA. 1,271,000 ounces Au. All production is artisanal in nature, and production continues to this day.

GEOLOGY AND MINERALIZATION:

At the first concession, a mixed sequence of predominantly volcanic rocks of intermediate to felsic composition, including lithic and crystal agglomerates and tuffs, and cherty "sinters" and phreatic-style breccias are observed. These rocks overlie gneissic basement, and are intruded by plutons of granodioritic composition. Structural considerations indicate it is contained within an east-west striking normal fault bound corridor. Two types of mineralization are observed in the concession area;

     1)   Silicification    and   extensive   finely   fracture   dispersed   Au
          mineralization.
     2) Cu-Au veinlets and fractures hosted within plutonic/basement complex rocks.

EXPLORATION AND ANALYTICAL RESULTS:

IN SITU soil geochemistry over the entire area on one concession has outlined an anomaly measuring some 1,700 m by 450 m, which averages upwards of 220 ppb gold. On the second concession chip samples of Cu-Au mineralization on the northern flank of the soil anomaly ranged from 3 to 68 g Au/tonne, and contained up to 8% Cu as chalcocite, bornite and chalcopyrite.

The observed metallogenic zonation around Senderos de Oro evokes a very viable "hidden porphyry" exploration model. Based upon exploration carried out to date, it is clear that the area hosts significant resources of gold, copper and silver, which, facilitated by the current database and favorable topography, has generated excellent "fast-trackable" bulk-tonnage or high-grade underground Au-Ag-Cu exploration targets.

The Company has received glowing reports from technical personnel having visited the concessions and expects that favorable results can be obtained. Before the Company moves ahead with any further geological programs it is presently obtaining information and doing due diligence on the ownership of the mineral concessions in Colombia. The Company is obtaining legal opinions and technical opinions on the ownership of the concessions and also a recommended program of conducting business in the concession area.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended May 31, 2010.

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

We incurred operating expenses of $565,620 for the year ended May 31, 2010. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. Our net loss for the year ending May 31, 2009 was $564,808. The main expense is mineral exploration expense of $406,168. In regards to the mineral concessions in Colombia, the Company incurred a cost of $100,000 paid to a person in the United States for the initial introduction of the mineral concessions and $250,000 paid to the concession holders as the initial payments to pursue an option agreement. The balance of the expense was the cost of geologists and technical staff on the property in Colombia. The Company is continuing to perform due diligence on the mineral titles to ensure that proper ownership can be established.

The following table provides selected financial data about our company for the years ended May 31, 2010 and 2009.

           Balance Sheet Data:             5/31/10           5/31/09
           -------------------             -------           -------

           Cash                           $      0          $      0
           Total assets                   $  1,252          $  1,091
           Total liabilities              $629,423          $ 66,421
           Shareholders' deficit          $625,171          $ 65,330

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2010 was $0 with outstanding liabilities of $629,423. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

The Company has been able to receive loans from various third parties to continue operations. These loans are unsecured, to be repaid on demand and at a rate of interest of 10% starting on June 1, 2010. See subsequent events for conversion of debt into equity.

PLAN OF OPERATION

Our cash balance is $0 as of May 31, 2009. Our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated minimal revenues to date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

                   REPORT OF BOARD OF DIRECTORS AND MANAGEMENT

Management acknowledges responsibility for the preparation and presentation of the unaudited interim financial statements, including responsibility for significant accounting judgments and estimates and the choice of accounting principles and methods that are appropriate to the Company's circumstances.

Management has established processes, which are in place to provide them sufficient knowledge to support management representations that they have exercised reasonable diligence that (i) the unaudited interim financial statements do not contain any untrue statement of material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it is made, as of the date of and for the periods presented by the unaudited interim financial statements and (ii) the unaudited interim financial statements fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of the date of and for the periods presented by the unaudited interim financial statements.

The Board of Directors is responsible for reviewing and approving the unaudited interim financial statements together with other financial information of the Company and for ensuring that management fulfills its financial reporting responsibilities. An Audit Committee assists the Board of Directors in fulfilling this responsibility. The Audit Committee meets with management to review the financial reporting process and the unaudited interim financial statements together with other financial information of the Company. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the unaudited interim financial statements together with other financial information of the Company for issuance to the shareholders.

Management recognizes its responsibility for conducting the Company's affairs in compliance with established financial standards, and applicable laws and regulations, and for maintaining proper standards of conduct for its activities.

                               Orofino Gold Corp.
                         (An Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                           May 31,              May 31,
                                                            2010                 2009
                                                         ----------           ----------
                                                          Unaudited            Audited
Assets

Current Assets
  Prepaid expense                                        $      985           $       --
                                                         ----------           ----------
Total Current Assets                                            985                   --

Non-Current Assets
  Mineral Properties                                             --                   --
  Related Party Deposits                                         --                  824
  Deposits                                                      267                  267
                                                         ----------           ----------
Total Non-Current Assets                                        267                1,091
                                                         ----------           ----------

Total Assets                                             $    1,252           $    1,091
                                                         ==========           ==========

Liabilities

Current Liabilities
  Over Draft                                             $       --           $    3,507
  Accounts Payable                                          139,089               14,625
  Loans payable                                             490,334                   --
  Related Party Loan                                             --               48,289
                                                         ----------           ----------
Total Current Liabilities                                   629,423               66,421

Total Liabilities                                           629,423               66,421
                                                         ----------           ----------

Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   60,000,000 Shares Issued                                  60,000               60,000
  Additional Paid-in capital                                (49,533)             (51,500)
  Deficit accumulated during development period            (639,474)             (74,666)
  Translation Adjustments                                       836                  836
                                                         ----------           ----------
Total Stockholders' Deficit                                (628,171)             (65,330)
                                                         ----------           ----------

Total Liabilities and Stockholders' Equity               $    1,252           $    1,091
                                                         ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                         (An Development Stage Company)
                                Income Statements
                             (Stated in US Dollars)
                                    Unaudited

                                                                                       From inception
                                                    For the year ended              (April 12, 2005) to
                                             May 31, 2010           May 31, 2009        May 31, 2010
                                             ------------           ------------        ------------
Revenue                                      $        812           $     65,803        $    116,326
                                             ------------           ------------        ------------
Expenses
  Advertising and Promotion                            --                    763               1,812
  Wages and Salary                                     --                 64,754             111,952
  Consulting fees                                 105,044                     --             105,044
  Mineral exploration expense                     406,168                     --             406,168
  General and Administrative                       31,441                 34,173             107,857
  Management fees                                  21,000                     --              21,000
  Imputed Interest                                  1,967                     --               1,967
                                             ------------           ------------        ------------
Total Expenses                                    565,620                 99,690             755,800
                                             ------------           ------------        ------------

Provision for income tax                               --                     --                  --

Net Income (Loss)                            $   (564,808)          $    (33,887)       $   (639,474)
                                             ============           ============        ============

Basic & Diluted (Loss) per Common Share      $      (0.01)          $     (0.001)
                                             ------------           ------------

Weighted Average Number of Common Shares       60,000,000             60,000,000
                                             ------------           ------------


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                For the years ended May 31, 2009 and May 31, 2008
                             (Stated in US Dollars)
                                    Unaudited

                                                      Common Stock         Paid in    Translation    Retained       Total
                                                   Shares       Amount     Capital    Adjustments     Deficit       Equity
                                                   ------       ------     -------    -----------     -------       ------
Shares issued to founders on April 12, 2005
 at $0.0001 per share                            60,000,000    $60,000    $(59,000)     $    --     $      --     $ (59,000)
Net (Loss) for period ending May 31, 2006                --         --          --           --          (800)         (800)
                                                 ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2006                            60,000,000    $60,000    $(59,000)     $    --     $    (800)    $ (59,800)
Net (Loss) for period ending May 31, 2007                --         --          --           --          (200)         (200)
                                                 ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2007                            60,000,000    $60,000    $(59,000)     $(1,000)    $      --
Contributed Capital                                      --         --       7,500           --            --         7,500
Translation Adjustments for period ending
 May 31,2008                                             --         --          --         (111)           --          (111)
Net (Loss) for period ending May 31, 2008                --         --          --           --       (39,779)      (39,779)
                                                 ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2008                            60,000,000    $60,000    $(51,500)     $  (111)    $ (40,779)    $ (32,390)
Translation Adjustments for period ending
 May 31,2009                                             --         --          --          947            --           947
Net (Loss) for the period ending May 31, 2009            --         --          --           --       (33,887)      (33,887)
                                                 ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2009                            60,000,000    $60,000    $(51,500)     $   836     $ (74,666)    $ (65,330)
Translation Adjustments for period ending
 May 31, 2010                                            --         --          --           --            --            --
Contributed Capital                                      --         --       1,967           --            --         1,967
Net (Loss) for the period ending May 31, 2010            --         --          --           --      (564,808)     (564,808)
                                                 ----------    -------    --------      -------     ---------     ---------

Balance, May 31, 2010                            60,000,000    $60,000    $(49,533)     $   836     $(639,474)    $(628,171)
                                                 ==========    =======    ========      =======     =========     =========


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                         (An Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                    Unaudited

                                                                                                From inception
                                                                 For the year ended          (April 12, 2005) to
                                                          May 31, 2010        May 31, 2009       May 31, 2010
                                                          ------------        ------------       ------------
OPERATING ACTIVITIES
  Net income (loss)                                       $ (564,808)         $ (33,887)         $ (639,474)
  Adjustments to reconcile net income to net cash
    Imputed interest on related party loan                     1,967                 --               1,967
    Accounts payable                                         124,464              6,896             139,089
    Over Draft                                                (3,507)             3,507                  --
    Prepaid expenses                                                               (985)               (985)
    Deposits                                                      --                610              (1,091)
                                                          ----------          ---------          ----------
NET CASH USED IN OPERATING ACTIVITIES                      ((442,869)          ((22,874)          ((500,494)

FINANCING ACTIVITIES
  Related party loan                                         (47,465)            21,369                 824
  Loans                                                                         490,334             490,334
  Contributed Capital                                             --                 --               7,500
  Common shares issued to founders
   @ $0.0001 per share                                            --                 --               1,000
                                                          ----------          ---------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    442,869             21,369             499,658

Effect of exchange rate on cash                                   --                947                 836
Cash at beginning of period                                       --                558                  --
                                                          ----------          ---------          ----------
CASH AT END OF PERIOD                                     $       --          $      --          $       --
                                                          ==========          =========          ==========
Cash Paid For:
  Interest                                                $       --          $      --          $       --
                                                          ==========          =========          ==========
  Income Tax                                              $       --          $      --          $       --
                                                          ==========          =========          ==========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service            $       --          $      --          $       --
                                                          ==========          =========          ==========
  Stock issued for accounts payable                       $       --          $      --          $       --
                                                          ==========          =========          ==========
  Stock issued for notes payable and interest             $       --          $      --          $       --
                                                          ==========          =========          ==========
  Stock issued for convertible debentures and interest    $       --          $      --          $       --
                                                          ==========          =========          ==========
  Convertible debentures issued for services              $       --          $      --          $       --
                                                          ==========          =========          ==========
  Warrants issued                                         $       --          $      --          $       --
                                                          ==========          =========          ==========
  Stock issued for penalty on default of convertible      $       --          $      --          $       --
   debentures
                                                          ==========          =========          ==========
  Note payable issued for finance charges                 $       --          $      --          $       --
                                                          ==========          =========          ==========
  Forgiveness of note payable and accrued interest        $       --          $      --          $       --
                                                          ==========          =========          ==========


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                          (A Development Stage Company)
                      Footnotes to the Financial Statements
                 From Inception (April 12, 2005 to May 31, 2010)
                             (Stated in US Dollars)


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

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, service has been completed, the contract price is fixed or determinable, and collectability is reasonably assured.

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

e. Assets

The company has no cash as of May 31, 2010.

f. Income

Income represents all of the company's revenue less all its expenses in the period incurred. The Company has revenues of $812 for the year ending May 31, 2010 (2009 - $65,803) and has expenses of $564,796 over the same period (2009 - $99,690). For the year ended May 31, 2010 it has incurred a net loss of $563,984 (2009 - $33,887).

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

j. Liabilities

Liabilities are made up of current liabilities. Current liabilities as of May 31, 2010 include accounts payable of $139,089 (2009 - $14,625), Overdraft of $NIL (2009 - $3,507), an amount due to related party of $nil (2009 - $48,289) which is owed to a shareholder, interest free and due on demand, and loans payable of $490,334 (2009 - $nil) at 10% per annum.

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

l. Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had incurred a total advertising expense of $34,044 (2009-$763) for the year ending May 31, 2010.

m. Loans payable

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 10% per annum starting on June 1, 2010.

n. Recent Accounting Pronouncements

ASC 105

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105. ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework. All other literature that is not part of the codification will be considered non-authoritative. The codification is effective for interim and annual periods ending on or after September 15, 2009. The Company has applied the codification, as required, beginning with the 2009 Form 10-K. The adoption of the codification did not have a material impact on the Company's financial position, results of operations or cash flows.

ASC 855

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events. This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The implementation of ASC 855 did not have a material effect on the Company's financial statements.

ASU 2009-13

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

o. Related Party Disclosures

The company has a related party deposit of $nil (2009 - $824) as of May 31, 2010. This was a rental damage deposit that has been sent to the landlord who was a shareholder of the company.

The company has a related party loan of $nil (2009 - $48,289). As of May 31, 2009 the loans details are as follows:

                                                          Amount Owed as
    Lender                   Relation                    of May 31, 2009                Terms
    ------                   --------                    ---------------                -----
911108 Alberta Ltd.      Controlled by Mr. Denman          30,512.20          Zero interest, due on demand

Rob Denman               N/A                               17,776.70          Zero interest, due on demand

p. Subsequent Events

The following subsequent events have been evaluated through September 3, 2010.

Letter of Intent

On August 15, 2010 the Company amended a letter of intent signed on April 6, 2010 ("LOI"). Pursuant to the original terms of the LOI, the terms were amended in regards to cash payments and the payment by the issuance of common shares of the Company. The following terms are the amendments:

     1.   $250,000 as an initial option payment;
     2.   $500,000 on or before October 31, 2010;
     3.   $750,000 on the first anniversary;
     4.   $1,000,000 on the second anniversary;
     5.   $1,250,000 on the third anniversary;
     6.   $1,250,000 on the fourth anniversary; and
     7.   $2,500,000 on the fifth anniversary date.

The vendor may accept common shares of the Company in lieu of the cash payment due on or before October 31, 2010 or a portion thereof at the rate of $0.05 per share.

Officers

On June 4, 2010 the Company accepted the resignation of its President, Secretary and director, John Martin, and appointed Shi Long Ning as a Director of the Company, effective as of equal date.

Issuance of Shares

For Services: On June 16, 2010 the Company issued 600,000 restricted shares for services at a value of $0.13 each.

For debt: On August 18, 2010 the Company issued 3,600,000 restricted shares at $0.01 each pursuant to an assignment of debt dated October 31, 2009. The Company has approved the issuance of a further 1,540,972 shares at the rate of $0.01 per share pursuant to the assignment of debt as at October 31, 2009. Also on August 18, 2010 the Company issued 6,000,000 restricted shares pursuant to the retirement of debt as at February 17, 2010.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $639,474 for the period from April 12, 2005 (inception) to May 31, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of May 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2011.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

     Name and Address of Executive
        Officer and/or Director       Age                 Position
        -----------------------       ---                 --------

           Shi Long Ning              34      President, Secretary, and Director

Shi Long Ning is a resident of Dalian, China and has over 12 years of experience in business, information management and systems.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending March 31, 2010:

                                            Annual Compensation                Long Term Compensation
                                    --------------------------------   ----------------------------------
                                                                       Restricted
                                                        Other Annual      Stock     Options/*    LTIP         All Other
Name           Title        Year    Salary($)   Bonus   Compensation     Awarded    SARs(#)    payouts($)   Compensation
----           -----        ----    ---------   -----   ------------     -------    -------    ----------   ------------
Robert Denman  Past         2007    $      0     $0          $0            $0          $0          $0            $0
               President,   2008    $      0     $0          $0            $0          $0          $0            $0
               Secretary    2009    $      0     $0          $0            $0          $0          $0            $0
               and
               Director

John Martin    President,   2009    $     0      $0          $0            $0          $0          $0            $0
               Secretary    2010    $21,000      $0          $0            $0          $0          $0            $0
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

The company has a related party deposit of $nil as of May 31, 2010 (2009-$824). This was a rental damage deposit that had been sent to the Rob Denman.

The company has a related party loan of $nil at May 31, 2010 (2009-$48,289) with Rob Denman. The loan had a zero interest loan and was due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2010, the total fees charged to the company for audit services, audit-related services and tax services including quarterly reviews, were $4,500.

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

September 3, 2010       Orofino Gold Corp.


                        By: /s/ Shi Long Ning
                            ----------------------------------------------------
                            Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 3, 2010       Orofino Gold Corp.


                        By: /s/ Shi Long Ning
                            ----------------------------------------------------
                            Shi Long Ning, President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)