Form 10-Q
period 2010-08-31
Orofino Gold Corp
filed 2010-10-15
CIK 1438672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2010

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

93-B342 Xinliu Street, Zhong Shan District
         Dalian 116001, China                    Telephone: 011-86 411 8272 6933
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 70,200,000 shares of common stock issued and outstanding at October 14, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                               OROFINO GOLD CORP.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 August 31, 2010

                             (Stated in US Dollars)

                                   (Unaudited)

                               Orofino Gold Corp.
                         (An Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                    August 31,         May 31,
                                                      2010              2010
                                                    ---------         ---------
                                                    Unaudited          Audited
Assets

Current Assets
  Prepaid expense                                   $     985         $     985
                                                    ---------         ---------
Total Current Assets                                      985               985

Non-Current Assets
  Deposits                                                267               267
                                                    ---------         ---------
Total Non-Current Assets                                  267               267

Total Assets                                        $   1,252         $   1,252
                                                    =========         =========

Liabilities

Current Liabilities
  Accounts Payable                                  $ 144,213         $ 139,089
  Loans payable                                       361,330           490,334
  Related Party Loan                                       --                --
                                                    ---------         ---------
Total Current Liabilities                             505,543           629,423

Total Liabilities                                     505,543           629,423
                                                    ---------         ---------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   70,200,000 Shares Issued                            70,200            60,000
  Additional Paid-in capital                          174,267           (49,533)
  Deficit accumulated during development period      (749,594)         (639,474)
  Translation Adjustments                                 836               836
                                                    ---------         ---------
Total Stockholders' Deficit                          (504,291)         (628,171)
                                                    ---------         ---------

Total Liabilities and Stockholders' Equity          $   1,252         $   1,252
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

                               Orofino Gold Corp.
                         (An Development Stage Company)
                                Income Statements
                             (Stated in US Dollars)
                                    Unaudited

                                                                                       From inception
                                                For the three months ended           (April 12, 2005) to
                                              August 31,             August 31,          August 31,
                                                 2010                   2009                2010
                                             ------------           ------------        ------------
Revenue                                      $        812           $     20,937        $    117,138
                                             ------------           ------------        ------------
Expenses
  Advertising and Promotion                            --                     76               1,812
  Wages and Salary                                     --                 16,990             111,952
  Consulting fees                                  73,000                     --             178,044
  Mineral exploration expense                      20,000                     --             426,168
  General and Administrative                        4,932                  7,528             112,789
  Management fees                                  13,000                     --              34,000
  Imputed Interest                                     --                     --               1,967
                                             ------------           ------------        ------------
Total Expenses                                    110,932                 24,594             866,732
                                             ------------           ------------        ------------

Provision for income tax                               --                     --                  --
                                             ------------           ------------        ------------

Net Income (Loss)                            $   (110,120)          $     (3,657)       $   (749,594)
                                             ============           ============        ============

Basic & Diluted (Loss) per Common Share      $      (0.00)          $      (0.00)
                                             ------------           ------------

Weighted Average Number of Common Shares       61,984,615             60,000,000
                                             ------------           ------------


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                              As at August 31, 2010
                             (Stated in US Dollars)
                                    Unaudited

                                                     Common Stock         Paid in    Translation    Retained       Total
                                                  Shares       Amount     Capital    Adjustments     Deficit       Equity
                                                  ------       ------     -------    -----------     -------       ------
Shares issued to founders on April 12, 2005
 at $0.0001 per share                           60,000,000    $60,000    $(59,000)     $    --     $      --     $ (59,000)
Net (Loss) for period ending May 31, 2006               --         --          --           --          (800)         (800)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2006                           60,000,000    $60,000    $(59,000)     $    --     $    (800)    $ (59,800)

Net (Loss) for period ending May 31, 2007               --         --          --           --          (200)         (200)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2007                           60,000,000    $60,000    $(59,000)     $    --     $  (1,000)    $      --

Contributed Capital                                     --         --       7,500           --            --         7,500

Translation Adjustments for period ending
 May 31,2008                                            --         --          --         (111)           --          (111)

Net (Loss) for period ending May 31, 2008               --         --          --           --       (39,779)      (39,779)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2008                           60,000,000    $60,000    $(51,500)     $  (111)    $ (40,779)    $ (32,390)

Translation Adjustments for period ending
 May 31,2009                                            --         --          --          947            --           947

Net (Loss) for the period ending May 31, 2009           --         --          --           --       (33,887)      (33,887)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2009                           60,000,000    $60,000    $(51,500)     $   836     $ (74,666)    $ (65,330)

Contributed Capital                                     --         --       1,967           --            --         1,967

Net (Loss) for the period ending May 31, 2010           --         --          --           --      (564,808)     (564,808)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2010                           60,000,000    $60,000    $(49,533)     $   836     $(639,474)    $(628,171)

Shares issued for debt                           9,600,000      9,600     164,400           --            --       174,000

Shares issued for services                         600,000        600      59,400           --            --        60,000

Net (Loss) for the period ending
 August 31, 2010                                        --         --          --           --      (110,120)     (110,120)
                                                ----------    -------    --------      -------     ---------     ---------

Balance, August 31, 2010                        70,200,000    $70,200    $174,267      $   836     $(749,594)    $(504,291)
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

                               OROFINO GOLD CORP.
                         (An Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                    Unaudited

                                                                                            From inception
                                                         For the three months ended       (April 12, 2005) to
                                                        August 31,          August 31,         August 31,
                                                           2010                2009               2010
                                                        ----------          ---------          ----------
OPERATING ACTIVITIES
  Net income (loss)                                     $ (110,120)         $  (3,657)         $ (749,594)
  Adjustments to reconcile net income to net cash
    Imputed interest on related party loan                      --                 --                  --
    Accounts payable                                         5,124              6,891               7,091
    Over Draft                                                  --               (302)            139,089
    Prepaid expenses                                            --                 --                (985)
    Deposits                                                    --                 --              (1,091)
                                                        ----------          ---------          ----------
NET CASH USED IN OPERATING ACTIVITIES                     (104,996)             2,932            (605,490)

FINANCING ACTIVITIES
  Related party loan                                            --                 --                 824
  Loans                                                   (129,004)                --             361,330
  Contributed Capital                                      223,800                 --             231,300
  Common shares issued                                      10,200                 --              11,200
                                                        ----------          ---------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  104,996                 --             604,654

Effect of exchange rate on cash                                 --                (28)                836
Cash at beginning of period                                     --                558                  --
                                                        ----------          ---------          ----------

CASH AT END OF PERIOD                                   $       --          $   3,462          $       --
                                                        ==========          =========          ==========
Cash Paid For:
  Interest                                              $       --          $      --          $       --
                                                        ==========          =========          ==========
  Income Tax                                            $       --          $      --          $       --
                                                        ==========          =========          ==========

Non-Cash Activities
  Shares issued in Lieu of Payment for Service          $       --          $      --          $       --
                                                        ==========          =========          ==========
  Stock issued for accounts payable                     $       --          $      --          $       --
                                                        ==========          =========          ==========
  Stock issued for notes payable and interest           $       --          $      --          $       --
                                                        ==========          =========          ==========
  Stock issued for convertible debentures and           $       --          $      --          $       --
   interest
                                                        ==========          =========          ==========
  Convertible debentures issued for services            $       --          $      --          $       --
                                                        ==========          =========          ==========
  Warrants issued                                       $       --          $      --          $       --
                                                        ==========          =========          ==========
  Stock issued for penalty on default of                $       --          $      --          $       --
   convertible debentures
                                                        ==========          =========          ==========
  Note payable issued for finance charges               $       --          $      --          $       --
                                                        ==========          =========          ==========
  Forgiveness of note payable and accrued interest      $       --          $      --          $       --
                                                        ==========          =========          ==========


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                          (A Development Stage Company)
                 Condensed Footnotes to the Financial Statements
                        From Inception to August 31, 2010
                             (Stated in US Dollars)


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

On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Orofino have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Orofino's 2010 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Orofino's 2010 annual financial statements have been omitted.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level

3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company's operating results, financial position or cash flows and related disclosures.

In February 2010, FASB issued ASU No. 2010-09, AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to the Securities and Exchange Commission (the "SEC") filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended August 31, 2010.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $749,594 for the period from April 12, 2005 (inception) to August 31, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company paid $13,000 in management fees to related parties.

NOTE 5 - SUBSEQUENT EVENTS

There were no reportable subsequent events from August 31, 2010 through the date this report is filed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements.

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

Overview.

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

Over the quarter ending August 31, 2010 the company has employed casual part-time labor, as required.

On April 6, 2010, the Company counter-signed an offer for joint venture-earn-in to option several mining concessions in the Department of Bolivar, Republic of Comobia (Option Agreement). The terms of the agreement allow for the option to acquire a 55% interest in each of the mining concessions. The payment terms and ongoing payment obligations are as follows:

Cash payments:

     1.   $250,000 as an initial option payment;
     2.   $250,000 on or before October 31, 2010 (previously July 15, 2010);
     3.   $500,000 on the first anniversary;
     4.   $625,000 on the second anniversary;
     5.   $1,250,000 on the third anniversary;
     6.   $1,250,000 on the fourth anniversary; and
     7.   $2,500,000 on the fifth anniversary date.

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

Results of Operations for the three months ended August 31, 2010.

We incurred operating expenses of $110,120 for the quarter ended August 31, 2010. These expenses consisted of general operating expenses incurred in connection with day to day operation of our business. We have taken on a mineral resource concession in Colombia. We sent a geological team to Colombia to examine several properties in Colombia. We have paid the sum of $350,000 in preparation of the acquisition of the properties. At this time we are examining the title to the properties.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenue attain profitability. There can be no assurance that we will ever reach profitability. We are still developing our business.

Liquidity and Financial Condition.

Our cash balance at August 31, 2010 was $nil with outstanding liabilities of $144,213 and loans payable of $361,330. A total of 9,600,000 shares were issued at a fair value of $174,000 to reduce debt. A further 600,000 shares were issued for services at a fair value of $60,000.

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

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation.

In the opinion of management, inflation has not had a material effect on our operations.

Consultants.

The Company currently has no stock option plan.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks.

We do not own, either legally or beneficially, any patent or trademark.

Holders of Our Common Stock.

As of August 31, 2010, we had approximately 22 stockholder(s) of record holding 70,200,000 shares of our common stock.

Dividends.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of August 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of August 31, 2010.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and
     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

As of August 31, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of August 31, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2010:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended August 31, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending August 31, 2010.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                     Description of Exhibit
--------------                     ----------------------

     31.1 Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

     31.2 Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

     32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 15, 2010        Orofino Gold Corp.


                        By: /s/ Shi Long Ning
                            ----------------------------------------------------
                            Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 15, 2010        Orofino Gold Corp.


                        By: /s/ Shi Long Ning
                            ----------------------------------------------------
                            Shi Long Ning, President, Treasurer and Chief Financial Officer (Principal Executive Officer
                            and Principal Accounting Officer)