Form 10-Q
period 2010-11-30
Orofino Gold Corp
filed 2011-01-20
CIK 1438672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended November 30, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 70,200,000 shares of common stock issued and outstanding at January 17, 2011.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                               OROFINO GOLD CORP.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                November 30, 2010

                             (Stated in US Dollars)

                                   (Unaudited)

                               Orofino Gold Corp.
                          (A Development Stage Company)
                                 Balance Sheets
                       (Stated in US Dollars) (unaudited)

                                                         November 30,           May 31,
                                                            2010                 2010
                                                         ----------           ----------
                                                          Unaudited            Unaudited
Assets

Current Assets
  Prepaid expense                                        $      985           $      985
                                                         ----------           ----------
Total Current Assets                                            985                  985

Non-Current Assets
  Mineral Properties                                          5,867                   --
  Deposits                                                      267                  267
                                                         ----------           ----------
Total Non-Current Assets                                      6,134                  267
                                                         ----------           ----------

Total Assets                                             $    7,119           $    1,252
                                                         ==========           ==========
Liabilities

Current Liabilities
  Accounts Payable                                       $   59,686           $  139,089
  Loans payable                                             593,419              490,334
                                                         ----------           ----------
Total Current Liabilities                                   653,105              629,423
                                                         ----------           ----------

Total Liabilities                                           653,105              629,423
                                                         ----------           ----------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   60,000,000 Shares Issued                                  70,200               60,000
  Additional Paid-in capital                                174,267              (49,533)
  Deficit accumulated during development period            (891,289)            (639,474)
  Translation Adjustments                                       836                  836
                                                         ----------           ----------
Total Stockholders' Deficit                                (645,986)            (628,171)
                                                         ----------           ----------

Total Liabilities and Stockholders' Equity               $    7,119           $    1,252
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

                               Orofino Gold Corp.
                          (A Development Stage Company)
                                Income Statements
                             (Stated in US Dollars)
                                    Unaudited

                                                                                                              From inception
                                                                                                             (April 12, 2005)
                                             For the three months ended        For the six months ended             to
                                           November 30,      November 30,    November 30,     November 30,     November 30,
                                               2010              2009            2010             2009             2010
                                           ------------      ------------    ------------     ------------     ------------
Revenue                                    $         --      $         --    $         --     $        812     $    116,326
                                           ------------      ------------    ------------     ------------     ------------
Expenses
  Advertising and Promotion                          --                --              --               --            1,812
  Wages and Salary                                   --                --              --               --          111,952
  Consulting fees                                69,000                --         142,000               --          247,044
  Mineral exploration expense                    27,324                --          47,324               --          453,492
  General and Administrative                     45,371            19,411          49,491           20,905          157,348
  Management fees                                    --                --          13,000               --           73,970
  Imputed Interest                                   --             1,082              --            2,117            1,967
                                           ------------      ------------    ------------     ------------     ------------
Total Expenses                                  141,695            20,493         251,815           23,022        1,007,615
                                           ------------      ------------    ------------     ------------     ------------

Provision for income tax                             --                --              --               --               --
                                           ------------      ------------    ------------     ------------     ------------

Net Income (Loss)                          $   (141,695)     $    (20,493)   $   (251,815)    $    (22,210)    $ (1,007,289)
                                           ============      ============    ============     ============     ============

Basic & Diluted (Loss) per Common Share    $      (0.00)     $      (0.00)   $      (0.00)    $      (0.00)
                                           ------------      ------------    ------------     ------------

Weighted Average Number of Common Shares     66,092,308        60,000,000      66,092,308       60,000,000
                                           ------------      ------------    ------------     ------------


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                             As at November 30, 2010
                             (Stated in US Dollars)
                                    Unaudited

                                                     Common Stock         Paid in    Translation    Retained       Total
                                                  Shares       Amount     Capital    Adjustments     Deficit       Equity
                                                  ------       ------     -------    -----------     -------       ------
Shares issued to founders on April 12, 2005
 at $0.0001 per share                           60,000,000    $60,000    $(59,000)     $    --     $      --     $ (59,000)
Net (Loss) for period ending May 31, 2006               --         --          --           --          (800)         (800)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2006                           60,000,000    $60,000    $(59,000)     $    --     $    (800)    $ (59,800)

Net (Loss) for period ending May 31, 2007               --         --          --           --          (200)         (200)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2007                           60,000,000    $60,000    $(59,000)     $    --     $  (1,000)    $      --

Contributed Capital                                     --         --       7,500           --            --         7,500

Translation Adjustments for period ending
 May 31,2008                                            --         --          --         (111)           --          (111)

Net (Loss) for period ending May 31, 2008               --         --          --           --       (39,779)      (39,779)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2008                           60,000,000    $60,000    $(51,500)     $  (111)    $ (40,779)    $ (32,390)

Translation Adjustments for period ending
 May 31,2009                                            --         --          --          947            --           947

Net (Loss) for the period ending May 31, 2009           --         --          --           --       (33,887)      (33,887)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2009                           60,000,000    $60,000    $(51,500)     $   836     $ (74,666)    $ (65,330)

Contributed Capital                                     --         --       1,967           --            --         1,967

Net (Loss) for the period ending May 31, 2010           --         --          --           --      (564,808)     (564,808)
                                                ----------    -------    --------      -------     ---------     ---------
Balance, May 31, 2010                           60,000,000    $60,000    $(49,533)     $   836     $(639,474)    $(628,171)

Shares issued for debt                           9,600,000      9,600     164,400           --            --       174,000

Shares issued for services                         600,000        600      59,400           --            --        60,000

Net (Loss) for the period ending
 November 30, 2010                                      --         --          --           --      (251,815)     (251,815)
                                                ----------    -------    --------      -------     ---------     ---------

Balance, November 30, 2010                      70,200,000    $70,200    $174,267      $   836     $(891,289)    $(645,986)
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

                               Orofino Gold Corp.
                         (An Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                    Unaudited

                                                                                                             From inception
                                                                                                            (April 12, 2005)
                                                  For the three months ended     For the six months ended          to
                                                 November 30,    November 30,   November 30,   November 30,    November 30,
                                                     2010            2009           2010           2009            2010
                                                  ----------      ---------      ----------     ---------       ----------
OPERATING ACTIVITIES
  Net income (loss)                               $ (141,695)     $ (20,493)     $ (251,815)    $ (22,210)      $ (891,289)
  Adjustments to reconcile net income
   to net cash
     Imputed interest on related party loan               --          2,117              --         2,117            1,967
     Accounts payable                                (84,527)        13,013         (79,403)       14,502           60,510
     Over Draft                                           --         (3,205)             --        (3,507)              --
     Prepaid expenses                                     --             --              --            --             (985)
     Deposits                                             --             --              --            --           (1,091)
                                                  ----------      ---------      ----------     ---------       ----------
NET CASH USED IN OPERATING ACTIVITIES               (122,222)        (8,568)       (331,218)       (9,098)        (830,888)

FINANCING ACTIVITIES
  Related party loan                                      --             --              --            --               --
  Loans                                              232,089          9,011         103,085         9,011          593,419
  Contributed Capital                                     --             --         223,800            --          231,300
  Common shares issued                                    --             --          10,200            --           11,200
                                                  ----------      ---------      ----------     ---------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            232,089          9,011         337,085         9,011          835,919

INVESTING ACTIVITIES
  Deposit on acquisition of mineral property          (5,867)            --          (5,867)           --           (5,867)
                                                  ----------      ---------      ----------     ---------       ----------
NET CASH USED BY INVESTING ACTIVITIES                 (5,867)            --          (5,867)           --           (5,867)

Effect of exchange rate on cash                           --            115              --            87              836
Cash at beginning of period                               --           (558)             --            --               --
                                                  ----------      ---------      ----------     ---------       ----------
CASH AT END OF PERIOD                             $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
Cash Paid For:
  Interest                                        $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
  Income Tax                                      $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service    $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
  Stock issued for accounts payable               $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
  Stock issued for notes payable and interest     $  174,000      $      --      $  174,000     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
  Stock issued for convertible debentures and
   interest                                       $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
  Convertible debentures issued for services      $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
  Warrants issued                                 $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
  Stock issued for penalty on default of
   convertible debentures                         $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
  Note payable issued for finance charges         $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========
  Forgiveness of note payable and accrued
   interest                                       $       --      $      --      $       --     $      --       $       --
                                                  ==========      =========      ==========     =========       ==========

   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                          (A Development Stage Company)
                 Condensed Footnotes to the Financial Statements
                       From Inception to November 30, 2010
                             (Stated in US Dollars)


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

In February 2010, FASB issued ASU No. 2010-09, AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to the Securities and Exchange Commission (the "SEC") filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended November 30, 2010.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $831,289 for the period from April 12, 2005 (inception) to November 30, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company paid $13,000 in management fees to related parties and $15,000 in consulting fees.

NOTE 5 - SUBSEQUENT EVENTS

There were no reportable subsequent events from November 30, 2010 through the date this report is filed.

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

OVERVIEW

Orofino Gold Corp. ("Orofino" or the "Company") was organized under the laws of the State of Nevada on April 12, 2005. Orofino is a development stage company and has a limited history of operations. The authorized share capital of the Company is 250,000,000 common shares.

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

On June 6, 2010 John Martin resigned and Shi Long Ning, a resident of China, was appointed as a director. On November 30, 2010, Ary Pernett, a resident of Colombia; Alfonso Calderon, also a resident of Colombia and Dr, Hans Bocker, a resident of Switzerland joined the board. On January 7, 2011, Salvaldor Rivero, a resident of Germany, was appointed to the board. Presently Ary Pernett is the president and Shi Long Ning is the chairman.

The Company has offices in China and Colombia.

China:      93-B342 Xinliu Street
            Zhong Shan District,
            Dalian 116001, China

Colombia:   Carrera 40, No.10A-65,
            Barrio El Poblado
            Medellin - Colombia

INFORMATION ON DIRECTORS AND OFFICERS:

NING SHI LONG

Mr. Long is a Professional Software Engineer who has led an experienced team in developing and operating specified information and data systems the last 12 years. His company has designed and successfully commissioned over 20 Software installations at local and national organizations.

At Dalian Runbest Technology Development Co. Ltd. he was responsible for the entire design and development of key technology and coding for development of public  packaging  of a  proprietary  software  technology.  The  clients of the company are concerned with the fields of finance, government, sci-tech education, medical, communication & energy, manufacturing and public utility.

He was responsible for project budgeting and the successful launching of major projects within financial guidelines as per the corporate policies of the responsible ministry.

ShanDong University - Information management and information system

Proficient in Chinese, English, French and Japanese languages.

VC++ | proficient | 12 months
Oracle\DB2 | proficient | 48 months
Powerbuilder\Sqlserver\Powerdesigner | expert | 84 months
Java\Asp\Ms Project | average | 6 months

Ning Shi Long is a hands on leader and is relied-upon for Leadership and financial control and the company's direct link to large Chinese/Japanese investment companies and high net worth individuals. Ning Long is also proficient in handling data information systems to provide information to investors and financial institutions.

ARY PERNETT

EDUCATION

1973: Ingeniero de Minas y Metalurgia - Universidad Nacional de Colombia - Medellin (Mining and Metallurgy Engineer- National University of Colombia)

1977: Course de Reciclage en Geologie - Ecole National Superieur de Geologie - Nancy, France (Actualization in Geology - National School of Geology - Nancy - France)

1978: Docteur de L'institute National de Lorraine - Nancy - France (Fluid Inclusions in Gour Negre - State of Gare in France)

WORK HISTORY

1968 - 1970: Assistant in Petroleum Lab, National University of Colombia, Medellin-Colombia

1972 - 1976: Ministery of Mines of Colombia, as Engineer in Technical Assistance for Miners, (Choco State); Director of Marmato Mines, (Maramto, Caldas State) and Mining Inspecter, (Frontino Gold Mines in Segovia, Antioquia State)

1978 - 1981: National Institute of Geology of Colombia, INGEOMINAS, as field geologist working in the Mining Map of Antioquia -

1982- 1984: Carbones de Uraba ( Coals of Uraba, a coal Enterprise exploring for Coal in Uraba area, Antioquia State, Colombia

1985 -1992: Personal activity in mining; explotation in alluvial deposits and assistance for small miners

1993 - 2000: CDI Gold Company in the Zancudo Mine, Titiribi, Antioquia State, Colombia , as partner, consultant, and at the ent as resident engineer in the mine site.

2000 - 2010: Personal Business in wood home construction, Cars, Computers, in Mexico

PUBLICATIONS

1980: Mining Map of the State of Antioquia - Ingeominas - Medellin - Colombia

1980: Memory of the Mining Map of the Antioquia State - Ingeominas - Medellin

LANGUAGES

Spanish: 100%

French: 70%

English: 50%

ALFONSO CALDERON

EDUCATION

BS in Geology and Petroleum Engineering from Escuela de Minas de Medellin, Universidad Nacional de Colombia.
MSc in Coal Geology / Mining and Geotectonics from University of Illinois. Credits in Economic Geology and Mineral Exploration for Ph.D. at Indiana University and Pennsylvania State University.

PROFESSIONAL EXPERIENCE

Organization, evaluation, and technical and statistical analysis of the Colombian Mining data universe collected in the development of the Technical Appraisal and Control Process for the Improvement of Mining Activity in Colombia. Consulting contract with Minercol Ltda.

Design and preparation of CD Package for international promotion of four areas for the exploration and exploitation of emeralds in the Chivor District, Boyaca, Colombia. Joint Venture with private parties.

Supervision of the Technical Appraisal and Control Process for the Improvement of Mining Activity in the Minercol's La Jagua Seccional Area (Atlantico, Magdalena, Bolivar) and the Minercol's Bogota Seccional (Gran Mineria, Cordoba, Cesar y Guajira). For Minercol Ltda.

Design and Implementation of the Colombia National Mining Balance. Design Definition and Implementation of a Computer Model and System. For the Colombian Mines Ministry - UPME.

Analysis of the National Minerals Market for the Project "MEDC 2000". For Minercol Ltda.

Definition  of  Technical,   Economical  and  Environmental  Potentialities  and
Restrictions for the Development of the Energy - Mining Sector in Colombia. GIS Tool for this Sector Planning. For the Colombian Mines Ministry - UPME.

Appraisal and technical concept on the Geological Exploration Program Final Report submitted by Carboandes S.A. to Minercol Ltda. to develop mining operations at La Victoria and El Tesoro areas within the coal region of La Jagua de Ibirico, Cesar, Colombia.

Technical supervision of the geoelectrical study to establish the alluvial covering thickness on top of the multi - seam coal deposit at Similoa and Rincon Hondo areas within the La Loma coal basin, Chiriguana and La Jagua, Cesar, Colombia.

Drummond Coal Mining Operations appraisal, for Colombian Government, at the Pribbenow Mine in La Loma, Cesar, Colombia.

Feasibility  study for Fuel Conversion of vehicles to Liquid Petroleum Gas - LPG
- in Bogota.
Identification and Value Estimation of all Mining Related Equipment, Machinery and Tools of the Colombian Government Property and the Recommendation of their Use and Final Destination.

Study for appraisement of Potential Demand of Fuel Gases in Colombia.
Technical  and  Administrative   Supervision  of  the  Exploration,   Geological
Evaluation and Industrial Characterization of Gypsum
Deposits in the Area of Paez-Miraflores, Boyaca, Colombia.
Advisory to INGWE Coal Corporation Ltd. from South Africa.

Study for the Appraisement of Potential Substitution of Firewood for Mineral Coal in Colombia.
Definition / Preparation of Bid Terms, Contracts Preparation and Negotiations. Installation of a Plant for Grinding / Treatment of Industrial Minerals. Commercialization of Industrial Minerals.

Surface and Underground Geology and Mining Development Adviser.
Managing and coordinating Several Matters before Government Entities.

POSITIONS: Covenas Terminal Construction Manager, Executive Assistant to the Covenas Terminal Operations Manager and Executive Assistant of the Cano Limon Field General Maintenance/Construction and the Pipeline/Terminal Operations Manager.

RESPONSIBILITIES: Managing all aspects of construction and installation of the Covenas Petroleum Terminal facilities. Active participation in the supervision and coordination of all aspects of the Cano Limon-Covenas pipeline and Covenas Petroleum Terminal operations and maintenance activities. Participation in evaluating and reviewing bid documents, materials requisitions, budget control, cost centers. Direct participation in the Cravo Norte Association Technical Subcommittee meetings. Coordination of relations with partners. Participation in negotiations with government entities (Minminas, Ecopetrol, Dimar) on permits, operations, others.

INTERCOL and INTERCOR (EXXON Subsidiaries)

POSITIONS: Geologist, Field Geological Supervisor, Field Exploration Resident, Projects Director, Field Operations Director, Senior Engineer, Assistant to Cerrejon Coal Project Director and Project Administration Manager.

RESPONSIBILITIES: Managed planning and development of the field exploration program for the Cerrejon Coal Project - North Zone. Drilling, logging, log interpretation and correlation. Geometry of coal deposit definition, computer modeling of the Cerrejon Coal Deposit. Volumetric calculations of reserves. Supervision and administration of Intercor contractors performing engineering works. Aerial photography and topographic mapping, underwater (offshore) geotechnical explorations for selection of a main Coal Port. Groundwater Control design and a river diversion geotechnical studies. Mine facilities foundation investigations. Quarries investigations. Seismic and geotechnical studies. Selection of the railroad route.

Active role in the definition and co-ordination of engineering, construction and procurement of all facilities for the Cerrejon Project. Assist the General Project Director for the supervision, monitoring and appraisal of the Cerrejon Project Prime Contractor (Morrison Knudsen). Active role in the office of Prime Contractor (MK), at Burlingame, California, for definition and coordination of engineering, design, procurement and construction of all facilities for the Cerrejon Project. In Barranquilla, managed several specific responsibilities in the areas of personnel administration, administrative services, government relations, systems support, and public affairs. Monitor MK (Prime Contractor) in related activities such as plans for winding down construction activities, relocation/transfer/termination of personnel and facilities. Disposal of materials and equipment, etc, others.

CARTER OIL COMPANY (EXXON Subsidiary)
Wellsite Geologist. Training with Exxon

Geological  exploration  for  coal  in  Texas,  Louisiana,   Alabama,  Arkansas,
Tennessee,   West  Virginia.   Drilling  and  core  description,   mapping,  log
correlation, and evaluation.

ILLINOIS STATE GEOLOGICAL SURVEY.

Training on general coal geology, mapping and underground mine development. Correlation of electrical logs. Structural geology application for underground mapping and mine development. Drilling and core description and correlation.

INGEOMINAS(Instituto Nacional de Investigaciones Geologico Mineras de Colombia).

As Field Geologist: Geological mapping along Central and Western cordilleras of Colombia. Rock and soil geological and geophysical correlation for mapping and mineral exploration and evaluation. Soil and hard rock drilling / logging supervision. Log interpretation / correlation. Geochemical mineral exploration in jungle areas. Geological and Economical Evaluation of mineral deposits.

DR. HANS BOCKER

Prof. Bocker lives in Switzerland. He holds two professorships in business administration and applies his dual education in technology and economics/management in many areas. As a cosmopolitan, he works as a consultant, author, finance and business journalist, columnist and IR specialist. He has for decades devoted himself to precious metals and the mining industry. His assignments and interests have taken him to over 60 countries, including many in the Middle and Far East, Africa, Europe, North and South America.

To date, the number of his publications exceeds the 2000 mark. 150 of which are academic. The majority of his articles and papers have been published by the Borsen-Zeitung (11 years of collaboration), the Frankfurter Allgemeine (2 years), Finance and Wirtschaft (over 20 years) and Die Welt (1 year). He can be found under "B" in all additions of : Who's Who in the World" from 1991 to 2009. He teaches at two elite business schools, works in public and international relations, advises a number of commodity and mining companies and is a member of Rotary International.

SALVADOR RIVERO

Mr. Rivero graduated as a lawyer in Mexico and has over 25 years of diverse experience in international business and corporate finance. An acquisitions specialist, he has been responsible for the development of various turn-key projects in the mining, energy, fertilizer, oil and gas, and shipping sectors. Mr. Rivero has been involved with all phases of mining exploration and development in various senior capacities.

Mr. Rivero graduated as a lawyer in Mexico and has over 25 years of extensive experience in international business and corporate finance. An acquisitions specialist, he is responsible for the development of various turn-key projects in the energy, fertilizer, oil and gas, and shipping sectors. Mr. Rivero founded and directed Constructora y Perforadora Marina, S.A. de C.V., and Kaiser Internacional, S.A. de C.V., Ultramar Bancorp Inc., Ultramar Capital Plc. and First Mercantile Bank Ltd. In 1998-2000 Mr. Rivero was responsible for acquiring, developing and putting into production a silver mine in Sinaloa for Real de Panuco, S.A. de C.V. and was a member of the Board of Directors of the Canadian mining company Golden Temple Mining and the Mexican mining company Minas Kaiser, S.A. de C.V. Until recently, he acted as the President and served as a Director of Oroco Resource Corp, a mining corporation in Vancouver, Canada during its start up and pre IPO phase, during which time he was responsible for the successful acquisition of its mining properties in Mexico.

LABOR FORCE

Over the quarter ending November 30, 2010 the company has employed casual part-time labor, as required.

MINING CONCESSIONS

On April 6, 2010, the Company counter-signed an offer for joint venture-earn-in to option several mining concessions in the Department of Bolivar, Republic of Colombia. Pursuant to various stages of due diligence it was determined that the best way of obtaining title to the various target mineral properties was to enter into new agreements. On November 15, 2010 the Company entered into four agreements. The terms of the new agreements allow for the Company to acquire an 80% interest in four mining concessions. A summary of the terms and ongoing payment obligations are as follows:

Cash payments:

     1.   $5,000 as an initial option payment;
     2.   $100,000 on or before January 31, 2011
     3.   $150,000 on or before February 28, 2011;
     4.   $800,000 on or before March 31, 2011;
     5.   $800,000 every six months thereafter starting on June 1, 2011

Share issuances:

     1.   24 million  shares on or before March 31, 2011
     2.   10  million  shares on or before  March 31,  2012,  and
     3.   10 million shares on or before December 31, 2012.

The Company paid the sum of $350,000 to third parties for consulting services in relation to the signing of the option agreements.

The Sur de Bolivar concessions consist of four exploration licenses totaling 4,300 hectares ("ha") (plus or minus) and additional, in process exploration applications, totaling 6,244.5 ha. The concessions are located approximately 500 km NNW of Bogota (or alternatively 200 km SE of Cartagena), at the northern end of the Serrania de San Lucas, within the Municipality of Rio Viejo, Department of Bolivar. Access to the area requires 4 hours of overland travel, from the nearest national airport, along a reasonably good secondary road system. Entrance may be facilitated by the reclamation of a presently overgrown, 1000 m airstrip located within the license area. The strip is suitable for moderate-sized aircraft, flights taking approximately 50 minutes from Medellin.

GEOLOGY, MINERALIZATION, AND EXPLORATION POTENTIAL

REGIONAL GEOLOGY

The Serrania San Lucas, situated due south of the confluence between the rivers Cauca and Magdalena, forms an offset, northeaster-most extension of Colombia's Cordillera Central. Sparse regional geologic studies by the Ministry of Mines and Energy, through the 1970's and early 1980's have suggested that The Serrania represents a geologic extension of the northern Cordillera Central, underlain by a deformed, Paleozoicaged, metamorphic basement, intruded by Upper Jurassic-Lower Cretaceous aged, batholithic-scale plutons of tonalitic through granitic (generally dioritic to quartz dioritic) affinity, and overlain by associated high-level volcanic, pyroclastic, and derived sedimentary rocks of similar through Cretaceous age. The region exhibits offset and subdued topographic relief relative to the northern Cordillera Central due to uplift and oblique dextral movement along the Palestina and Magdalena valley fault systems. Regional lithologic contacts strike broadly north-south paralleling the Palestina system at this latitude and are of a mixed structural-stratigraphic nature. A strong north-easterly tectonic element transects the entire region, reflected by the sub-paralle alignment of numerous drainages and photogeologically-interpreted faults. A more sporadic set of east-west trending lineaments is noted to transect at least the northern portion of the Serrana. The tectonic history of this portion of Colombia is complex, and movement and reactivation along any one of these sets of structures may have a multiphase history dating from the late Jurassic through to the late Tertiary (Pliocene) and recent times.

LOCAL GEOLOGY

Ground-work to date, documents a mixed sequence of predominantly volcanic rocks of intermediate to felsic composition (including lithic and crystal tuffs of fine to medium grain-size, and common coarser agglomeratic fragmentals). Fine grained cherty "sinters", coarse, possible phreatic-style breccias (fine matrix-supported, very angular clasts), and local occurrences of siliciclastic sediments, are also present. These rocks overly gneissic basement, and\or are intruded by plutons of granodioritic composition exhibiting medium to coarse-grained, equigranular intergrowths of quartz, mixed feldspars, and a mafic phase (chlorite after amphibole). Local shearing has imposed a "pseudo-gneissic" appearance to the rock manifesting as a lineation observed within the mafic phase. The relationship between the intrusive rocks and the cover sequence is not understood, and is presently under investigation.

Observed structural orientations appear to reflect regional structural trends with textures in the granitoids and documented fault structures striking, north-south, and additional faulting striking NE-SW. Notably the volcanic sequence generally lacks a penetrative fabric, and is characterized by a brittle fracture and orthogonally jointed style of high-level deformation.

Recent re-thinking of the geology of at least the northern San Lucas area superimposes an additional Tertiary magmatic even upon the region. Although not yet strongly evidenced, it attempts to account for the widespread occurrence of relatively flat-lying and undeformed, highlevel volcanic\pyroclastic lithotypes, as described above, which may lie directly upon deformed in intrusive\gneissic basement and lack obvious correlatives in other parts of the northern Cordillera Central.

MINERALIZATION

MINERO (small-scale miner) activity beginning in the mid-1980's, has outlined a series of rich gold occurrences, of both INSITU and local alluvial provenance, in broad N-S belt, extending CA. 50 kilometres from Norosi in the south to San Martin de Loba, on the bank of the Magdalena River, in the north. GOVERNMENT RECORDED gold production from the region, between 1987 and 1994 is CA. 1,271,000 ounces of gold, and the region is presently reporting a very high annual gold production in Colombia, averaging CA. 275,000 ounces per year since 1991. Virtually no exploration, systematic or otherwise, has been carried out in the region, by either the governmental or private sectors.

Within the license and solicitude area, numerous INSITU gold occurrences have been exposed by MINERO activity. Three zones of concentrated workings have been located within the area. These include, from north to south, 1) La Azul, 2) Culo Alzado, and 3) Buena Sena.

LA AZUL

Based upon exposures in old workings, mineralization in the La Azul area is hosted within roughly N-S striking shear structures within both the intrusive and volcanic rock-types. The majority of the previous subsurface work has excavated a series of shafts and galleries to 20 m depth over a 100 m strike length within the "pseudo-gneissic" lithology. (2010 records show depths to 37 metres and strike length of 400+ metres) Mineralized material included argillically and potassically altered and sheared intrusive hosting quartz flooded zones, and quartz with peripheral cm-scale quartz stringers. These zones host 1 to 7 percent mixed sulphides, mostly pyrite, but also including galena, sphalerite and chalcopyrite. Gold analyses reported by the owners from this material returned values in the 10's to 100's of g Au\t. Current cut-off grades used by the local miners is around 10 to 20 grams per tonne). The sulphidised granitoid hosting only minor amounts of veining returned base metal contents in the 100's of ppm, including 1% Cu. Evidence for the presence of two or three sub-parallel N-S structures hosting shearing and veining was noted in trenches to the SW of the main area of workings.

CULO ALZADO

At Culo Alzado, on the north margin of Cerro San Carlos (now Senderos de Oro), at least two low spurs are underlain by medium grained granodiorite. Broadly N-S structure is implied by N-S drifting and removal of vein material. Irregular quartz-sulphide stringers and argillic alteration are observed along the margins of the adits. Current mining activity, is extracting a 1 m wide quartz vein from a 20 m deep shaft within sheared granodiorite. The vein material contains up to 20 percent mixed sulphides, including pyrite, galena, sphalerite, and chalcopyrite. Pyritic sulphidation and argillic bleaching of the wallrocks is widespread. Laboratory analyses reveal the grade of the vein material is highly variable, ranging from 3 to 68 g Au\t (reportedly averaging about 20 g Au\t from past production). Visually the copper content of the materials extracted from the Culo Alzado adits appears to be increasing at depth, where numerous fractures filled with quartz and chalcopyrite are appearing within the granitoid host, at the expense of the lead and zinc-bearing sulphides.

BUENA SENA

Work to date reveals that the largest workings within the concessions are at Buena Sena, where extensive extraction of alluvials (up to 10, 235-style back hoes were working at one time) has taken place along the major drainages (Quebrada San Pedro, Quebrada Aguas Blancas) servicing the south flank of Cerro San Carlos and the hills immediately to the south. Most, if not all, of these source regions are within the concessions and solicitudes. Numerous underground and small open cut workings are also seen at Buena Sena, on Cerro San Carlos, and on the low hills to the south, across the alluvial workings. Some appear to be working a series (at least 10) of sub-parallel, or EN ECHELON N50-60E striking, subvertical structures hosting discrete quartz-pyrite veins to 90 cm thickness, while others have attempted to exploit clusters of anastomosed, quartz-pyrite-stringer veining which strike N20 to N45-degrees east, and tend to dip steeply to the west. An additional series of mm to cm-scale, generally sub-parallel quartz-pyrite fracture fills, which strike E-W to NW, are of widespread occurrence, but have not been exploited due to their small size.

Structural considerations based upon filed observations and LandSat image interpretations suggest the Cerro San Carlos-Buena Sena zone is contained within an east-west-striking normal (+\-oblique) fault-bound corridor, which transects the southern portion of the Western solicitude\licencia area. The corridor measures CA. 15 km E-W by 3 km N-S, and is lithologically dominated by a mixture of brittley deformed, high level volcanic-volcaniclastic protoliths, including intermediate to felsic crystal and lithic tuffs and agglomerates (locally welded), and volcanic (+/- phreatic\hydrothermal) breccias, with lessor clastic sedimentary rocktypes, which host the mineralized structures described above. The throw on the northern boundary fault (Falla Piloto) juxtaposes foliated granitoid basement to the north against the high level volcanics to the south. The southern boundary fault (Falla Los Delfines) is of some-what lessor magnitude, with volcanics (and mineralization) being noted in both the hanging wall and the footwall. Additional zones of alteration have been recorded within this corridor, to the west of the solicitude block, and are presently being investigated. This corridor is noted to offset, as well as to be offset by the dominant, locally reactivated, NE trends of the region.

Field investigations suggest that, within the E-W corridor, strong structural control with respect to mineralization is exerted by a N45E-striking, sinistral shear zone and associated splays faults. Along this structure, a continuous zone of alteration and mineralization is observed which measures a minimum of 2 km along strike by 400 m in width, and is geologically open along strike (both ends) and broadly to the SE. This structure includes a core zone defined by the presence of artisanal workings, which measures some 1400 m by up to 300 m. Within the main corridor argillic +\- sericitic wallrock alteration accompanied by silicification and pyritic sulphidation are pervasive, with concentrations of disseminated pyrite reaching 8 to 10%, and quartz vein densities up to 10 to 15% over 10's of square metres, in the well mineralized zones.

Geochemical sampling and mapping reveal; 1) gold mineralization is widespread, with virtually every rock type and every structural orientation hosting veining returning anomalous gold values, 2) increasing gold values exhibit positive correlation with enhanced quartz veining and pyritic sulphidation, 3) gold content tends to show positive, although not necessarily linear correlation, with values in silver, copper, lead, zinc and arsenic +\- antimony, and 4) disseminated pyritic sulfidation alone does not carry gold grades.

EXPLORATION AND RESOURCE POTENTIAL

Reconnaissance covering the northern San Lucas region, documents very clearly the dominant structural trends, as outlined above. Additionally, numerous km-scale features, including circular plutonic clusters, and regional argillic and Fe-oxide alteration patterns are observed. Ground reconnaissance to date, implies the potential presence of an as yet poorly recognized metallogenic domain spanning 1000's of square kilometers, which is only recently surfacing, from rather spectacular artisanal gold production. The region is virtually unexplored from a modern metallogenic standpoint, but based upon work to date, it demonstrates very good potential for the ECONOMIC occurrence of;

     1) large-scale high level, volcanic-hosted epithermal gold deposits (E.G. quartz-sericite-adularia(?)) systems, as suggested at Buena Sena,
     2) porphyry-style copper+\- gold systems as seen at Culo Alzado, and observed in, regional mineralogical and alteration patterns, and,
     3) high-grade, mesothermal, "Segovia"-style gold vein systems, as evidenced at La Azul

Results from recent sampling and assaying will be released when a compilation of the data is completed.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010

We incurred operating expenses of $251,815 for the six months ended November 30, 2010. These expenses consisted of general operating expenses incurred in connection with day to day operation of our business. We have taken on 4 mineral resource concessions in Colombia. We sent a geological team to Colombia to examine several properties in Colombia. We had paid the sum of $350,000 in preparation of the acquisition of the properties starting in the previous year. We have spent a considerable effort on examining title to the properties and determining ownership issues. The issue of title opinions has caused a delay in our planning. We are confident now and we will begin our next phase of exploration.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenue attain profitability. There can be no assurance that we will ever reach profitability. We are still developing our business.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at November 30, 2010 was $nil with outstanding liabilities of $59,686 and loans payable of $593,419. A total of 9,600,000 shares were issued at a fair value of $174,000 to reduce debt. A total of 6 million shares have been returned for cancellation. A further 600,000 shares were issued for services at a fair value of $60,000.

On December 31, 2010 the Company issued convertible debentures for debt holders to issue shares at $0.0075 per share. A total of some 90,000,000 shares are issuable at $0.0075 each to repay debt of some $675,000. Pursuant to the terms of the convertible notes any shares issued will be restricted shares according to the following paragraphs included in the terms of the agreement:

"Restricted Securities. This Note is, and the shares of Common Stock issuable upon conversion hereof shall be, "restricted securities" within the meaning of SEC Rule 144 promulgated under the Securities Act of 1933 (the "1933 Act"). Holder acknowledges and agrees that it is acquiring this Note and, upon conversion, the shares of Common Stock, without a view to the public distribution or resale of the Note or such shares in violation of applicable federal or state securities laws.

No Registration. This Note has not been, and the shares of Common Stock issuable upon conversion hereof will not be, registered under the 1933 Act or under the securities laws of any other jurisdiction; and therefore, Holder must be able to hold the Note or the shares indefinitely without any transfer, sale or other disposition, unless they are subsequently registered under the 1933 Act and under the securities laws of other applicable jurisdictions or, in the opinion of counsel to the Company, registration is not required under such Act or laws as the result of an available exemption from registration."

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

STOCK OPTIONS

The Company currently has no stock option plan.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

HOLDERS OF OUR COMMON STOCK

As of November 30, 2010, we had approximately 270 stockholder(s) of record holding 70,200,000 shares of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of November 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of November 30, 2010.

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

As of November 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of November 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2010:

     (i) Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.
     (ii) Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.
     (iii)Ineffective controls over period end financial disclosure and reporting processes.

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended November 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending November 30, 2010.

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

January 17, 2011           Orofino Gold Corp.


                           By: /s/ Ary Pernett
                              --------------------------------------------------
                              Ary Pernett, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 17, 2011  Orofino Gold Corp.

                           By: /s/ Ary Pernett
                              --------------------------------------------------
                              Ary Pernett, President, Treasurer and Chief
                              Financial Officer (Principal Executive Officer and Principal Accounting Officer)