Form 10-Q
period 2011-02-28
Orofino Gold Corp
filed 2011-04-14
CIK 1438672

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended February 28, 2011

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 70,200,000 shares of common stock issued and outstanding at April 13, 2011.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                               Orofino Gold Corp.
                         (An Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                          February 28            May 31
                                                             2011                 2010
                                                          ----------           ----------
                                                           Unaudited            Unaudited
Assets

Current Asset
  Prepaid expense                                         $      985           $      985
                                                          ----------           ----------
      Total Current Asset                                        985                  985
                                                          ----------           ----------
Non-Current Assets
  Mineral Properties                                          45,782                   --
  Deposits                                                       267                  267
                                                          ----------           ----------
      Total Non-Current Assets                                46,049                  267
                                                          ----------           ----------

      Total Assets                                        $   47,034           $    1,252
                                                          ==========           ==========

Liabilities

Current Liabilities
  Accounts Payable                                        $   61,339           $  139,089
  Loans payable                                               53,930              490,334
                                                          ----------           ----------
      Total Current Liabilities                              115,269              629,423
                                                          ----------           ----------
      Total Liabilities                                      115,269              629,423
                                                          ----------           ----------

Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   70,200,000 Shares Issued                                   70,200               60,000
  Additional Paid-in capital                                 174,267              (49,533)
  Convertible debt                                           752,572                   --
  Deficit accumulated during development period           (1,066,110)            (639,474)
  Translation Adjustments                                        836                  836
                                                          ----------           ----------
      Total Stockholders' Deficit                            (68,235)            (628,171)
                                                          ----------           ----------

      Total Liabilities and Stockholders' Equity          $   47,034           $    1,252
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

                               Orofino Gold Corp.
                         (An Development Stage Company)
                                Income Statements
                             (Stated in US Dollars)
                                    Unaudited

                                                                                                                From inception
                                                                                                               (April 12, 2005)
                                             For the three months ended          For the nine months ended            to
                                           February 28,      February 28,      February 28,     February 28,     February 28,
                                               2011              2010              2011             2010             2011
                                           ------------      ------------      ------------     ------------     ------------
Revenue                                    $         --      $         --      $         --     $        812     $    116,326
                                           ------------      ------------      ------------     ------------     ------------
Expenses
  Advertising and Promotion                          --                --           125,000               --          126,812
  Wages and Salary                                   --                --                --               --          111,952
  Consulting fees                                55,000            19,000            72,000           19,000          177,044
  Mineral exploration expense                    92,200           130,819           139,524          130,819          545,692
  General and Administrative                      5,942             6,629            15,463           10,567          123,320
  Management fees                                    --            16,000            13,000           16,000           34,000
  Interest expense                               21,679               153            61,649            2,270           61,649
  Imputed Interest                                   --                --                --            1,967            1,967
                                           ------------      ------------      ------------     ------------     ------------
Total Expenses                                  174,821           172,601           426,636          180,623        1,182,436
                                           ------------      ------------      ------------     ------------     ------------
Provision for income tax                             --                --                --               --               --

Net Loss                                   $   (174,821)     $   (172,601)     $   (426,636)    $   (179,811)    $ (1,066,110)
                                           ============      ============      ============     ============     ============

Basic & Diluted Loss per Common Share      $      (0.00)     $      (0.00)     $      (0.01)    $      (0.00)
                                           ------------      ------------      ------------     ------------

Weighted Average Number of Common Shares     67,451,471        60,000,000        67,451,471       60,000,000
                                           ------------      ------------      ------------     ------------


   The accompanying notes are an integral part of these financial statements.

                               Orofino Gold Corp.
                         (An Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                    Unaudited

                                                                                                                (April 12, 2005)
                                                     For the three months ended     For the nine months ended          to
                                                     February 28,   February 28,   February 28,    February 28,    February 28,
                                                         2011           2010           2011            2010            2011
                                                     ------------   ------------   ------------    ------------    ------------
OPERATING ACTIVITIES
  Net  loss for the period                           $   (174,821)  $   (172,601)  $   (426,636)   $   (179,811)   $ (1,066,110)
  Adjustments to reconcile net income to net cash
  Imputed interest on related party loan                       --           (150)            --           1,967           1,967
  Accounts payable                                          1,653         28,418        (77,750)         42,920          62,163
  Overdraft                                                    --          3,507             --              --              --
  Prepaid expenses                                             --             --             --              --            (985)
  Deposits                                                     --             --             --              --          (1,091)
                                                     ------------   ------------   ------------    ------------    ------------
           NET CASH USED IN OPERATING ACTIVITIES         (173,168)      (140,826)      (504,386)       (134,924)     (1,004,056)
                                                     ------------   ------------   ------------    ------------    ------------
FINANCING ACTIVITIES
  Related party loan                                           --             --             --              --              --
  Loans                                                   213,083        140,913        316,168         134,924         806,502
  Contributed Capital                                          --             --        223,800              --         231,300
  Common shares issued                                         --             --         10,200              --          11,200
                                                     ------------   ------------   ------------    ------------    ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES      213,083        140,913        550,168         134,924       1,049,002
                                                     ------------   ------------   ------------    ------------    ------------
INVESTING ACTIVITIES
  Deposit on acquisition of mineral property              (39,915)            --        (45,782)             --         (45,782)
                                                     ------------   ------------   ------------    ------------    ------------
           NET CASH USED BY INVESTING ACTIVITIES          (39,915)            --        (45,782)             --         (45,782)
                                                     ------------   ------------   ------------    ------------    ------------
Effect of exchange rate on cash                                --            (87)            --              --             836
Cash at beginning of period                                    --             --             --              --              --
                                                     ------------   ------------   ------------    ------------    ------------
CASH AT END OF PERIOD                                $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
CASH PAID FOR:
  Interest                                           $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
  Income Tax                                         $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
NON-CASH ACTIVITIES
  Shares issued in Lieu of Payment for Service       $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
  Stock issued for accounts payable                  $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
  Stock issued for notes payable and interest        $    174,000   $         --   $    234,000    $         --    $         --
                                                     ============   ============   ============    ============    ============
  Stock issued for convertible debentures and
   interest                                          $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
  Convertible debentures issued for services         $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
  Warrants issued                                    $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
  Stock issued for penalty on default of
   convertible debentures                            $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
  Note payable issued for finance charges            $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============
  Forgiveness of note payable and accrued interest   $         --   $         --   $         --    $         --    $         --
                                                     ============   ============   ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                               OROFINO GOLD CORP.
                          (A Development Stage Company)
                 Condensed Footnotes to the Financial Statements
                       From Inception to February 28, 2011
                             (Stated in US Dollars)


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

In February 2010, FASB issued ASU No. 2010-09, AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to the Securities and Exchange Commission (the "SEC") filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended February 28, 2011.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $831,289 for the period from April 12, 2005 (inception) to February 28, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company paid $13,000 in management fees to related parties and $15,000 in consulting fees.

NOTE 5 - SUBSEQUENT EVENTS

Pursuant to property acquisition agreements, the Company issued 24 million share (restricted) to the vendors. Property payments required to be paid by January 31, 2011 and February 28, 2011 were paid in March 2011 to keep the properties in good standing.

Pursuant to various convertible debt agreements a total of 40,950,000 shares were issued in March 2011 to convert debt of $307,125.

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

On June 6, 2010 John Martin resigned and Shi Long Ning, a resident of China, was appointed as a director. On February 28, 2011, Ary Pernett, a resident of Colombia; Alfonso Calderon, also a resident of Colombia and Dr, Hans Bocker, a resident of Switzerland joined the board. On January 7, 2011, Salvaldor Rivero, a resident of Germany, was appointed to the board. Presently Ary Pernett is the president and Shi Long Ning is the chairman.

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

1982- 1984: Carbones de Uraba (Coals of Uraba, a coal Enterprise exploring for Coal in Uraba area, Antioquia State, Colombia

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

INGEOMINAS   (Instituto   Nacional  de  Investigaciones   Geologico  Mineras  de
Colombia).

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

LABOR FORCE

Over the quarter ending February 28, 2011 the company has employed casual part-time labor, as required.

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

CASH PAYMENTS:

     1.   $5,000 as an initial option payment;
     2.   $100,000 on or before January 31, 2011 (paid in March 2011)
     3.   $150,000 on or before February 28, 2011; (paid in March 2011)
     4. $800,000 on or before March 31, 2011; 5. $800,000 every six months thereafter starting on June 1, 2011

SHARE ISSUANCES:

     1.   24 million shares on or before March 31, 2011 (issued in March 2011)
     2.   10 million shares on or before March 31, 2012, and
     3.   10 million shares on or before December 31, 2012.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011

We incurred operating expenses of $426,636 for the nine months ended February 28, 2011. These expenses consisted of general operating expenses incurred in connection with day to day operation of our business. We have taken on 4 mineral resource concessions in Colombia. We sent a geological team to Colombia to examine several properties in Colombia. We had paid the sum of $350,000 in preparation of the acquisition of the properties starting in the previous year. We have spent a considerable effort on examining title to the properties and determining ownership issues. The issue of title opinions has caused a delay in our planning. We are confident now and we will begin our next phase of exploration.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at February 28, 2011 was $nil with outstanding liabilities of $61,339 and loans payable of $53,930. A total of 9,600,000 shares were issued at a fair value of $174,000 to reduce debt. A total of 6 million shares have been returned for cancellation. A further 600,000 shares were issued for services at a fair value of $60,000.

The Company has been funded by way of loans at an annual rate of interest of 10%. On January 18, 2011 the Company issued convertible debentures to debt holders to issue shares at $0.0075 per share. A total of some 100,000,000 shares are issuable at $0.0075 each to repay debt of some $752,572. A total of $623 010 being loans payable at July 18, 2010 was converted and the balance of $129,562 was loans payable to January 18, 2011. Pursuant to the terms of the convertible notes any shares issued will be restricted shares according to the following paragraphs included in the terms of the agreement:

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

HOLDERS OF OUR COMMON STOCK

As of February 28, 2011, we had approximately 270 stockholder(s) of record holding 70,200,000 shares of our common stock.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of February 28, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of February 28, 2011.

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

As of February 28, 2011, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2011:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended February 28, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending February 28, 2011.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number                         Description of Exhibit
------                         ----------------------
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

April 13, 2011                         Orofino Gold Corp.


                                       By: /s/ Ary Pernett
                                           -------------------------------------
                                           Ary Pernett,
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2011                         Orofino Gold Corp.


                                       By: /s/ Ary Pernett
                                           -------------------------------------
                                           Ary Pernett,
                                           President, Treasurer and Chief
                                           Financial Officer (Principal
                                           Executive Officer and Principal
                                           Accounting Officer)