Form 10-K
period 2011-05-31
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

Commission file number 333-135354

OROFINO GOLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0453936
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Carrera 40, No.10A-65, Barrio El Poblado

Medellìn - Colombia

(Address of Principal Executive Offices & Zip Code)

011-011-57.4.2682451

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      .  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes      .  No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .  No  X .

As of November 15, 2011 the registrant had 140,650,000 shares of common stock issued and outstanding.

OROFINO GOLD CORP.

TABLE OF CONTENTS

Item 1. Business

3

Item 1A. Risk Factors

8

Item 2. Properties

13

Item 3. Legal Proceedings

14

Item 4. Submission of Matters to a Vote of Security Holders

14

Item 5. Market for Common Equity and Related Stockholder Matters

15

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

24

Item 9A. Controls and Procedures

24

Item 10. Directors, Executive Officers and Control Persons

25

Item 11. Executive Compensation

26

Item 12. Security Ownership of Certain Beneficial Owners and Management

27

Item 13. Certain Relationships and Related Transactions

27

Item 14. Principal Accounting Fees and Services

27

Item 15. Exhibits

27

Signatures

28

Part I

Item 1. Business

Summary

Overview

Orofino Gold Corp. (“Orofino” or the “Company”) was organized under the laws of the State of Nevada on April 12, 2005.  Orofino is a development stage company and has a limited history of operations. The authorized share capital of the Company is 250,000,000 common shares.

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

On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp. On December 5, 2009, the Company accepted the resignation of its President, Secretary and director, Robert Denman, and appointed John Martin as a Director of the Company, effective as of equal date. On June 6, 2010 John Martin resigned and Shi Long Ning, a resident of China, was appointed as a director. On February 28, 2011, Ary Pernett, a resident of Colombia; Alfonso Calderon, also a resident of Colombia and Dr, Hans Bocker, a resident of Switzerland joined the board. On January 7, 2011, Salvador Rivero, a resident of Germany, was appointed to the board. Presently Alfonso Calderon is the president and Shi Long Ning is the chairman.

The Company has offices in Colombia located at:

Carrera 40, No.10A-65, Barrio El Poblado

Medellìn - Colombia

Information on Directors and Officers:

Alfonso Calderon

EDUCATION

BS in Geology and Petroleum Engineering from Escuela de Minas de Medellín, Universidad Nacional de Colombia; MSc in Coal Geology / Mining and Geotectonics from University of Illinois; Credits in Economic Geology and Mineral Exploration for Ph.D. at Indiana University and Pennsylvania State University.

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

Supervision of the Technical Appraisal and Control Process for the Improvement of Mining Activity in the Minercol’s La Jagua Seccional Área (Atlántico, Magdalena, Bolívar) and the Minercol’s Bogotá Seccional (Gran Minería, Córdoba, Cesar y Guajira). For Minercol Ltda.

Design and Implementation of the Colombia National Mining Balance. Design Definition and Implementation of a Computer Model and System. For the Colombian Mines Ministry – UPME.

Analysis of the National Minerals Market for the Project “MEDC 2000”. For Minercol Ltda.

Definition of Technical, Economical and Environmental Potentialities and Restrictions for the Development of the Energy - Mining Sector in Colombia. GIS Tool for this Sector Planning. For the Colombian Mines Ministry – UPME.

Appraisal and technical concept on the Geological Exploration Program Final Report submitted by Carboandes S.A. to Minercol Ltda. to develop mining operations at La Victoria and El Tesoro areas within the coal region of La Jagua de Ibirico, Cesar, Colombia.

Technical supervision of the geoelectrical study to establish the alluvial covering thickness on top of the multi – seam coal deposit at Similoa and Rincón Hondo areas within the La Loma coal basin, Chiriguaná and La Jagua, Cesar, Colombia.

Drummond Coal Mining Operations appraisal, for Colombian Government, at the Pribbenow Mine in La Loma, Cesar, Colombia.

Feasibility study for Fuel Conversion of vehicles to Liquid Petroleum Gas – LPG – in Bogotá.

Identification and Value Estimation of all Mining Related Equipment, Machinery and Tools of the Colombian Government Property and the Recommendation of their Use and Final Destination.

Study for appraisement of Potential Demand of Fuel Gases in Colombia.

Technical and Administrative Supervision of the Exploration, Geological Evaluation and Industrial Characterization of Gypsum Deposits in the Area of Páez-Miraflores, Boyacá, Colombia.

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

Installation of a Plant for Grinding / Treatment of Industrial Minerals.

Commercialization of Industrial Minerals.

Surface and Underground Geology and Mining Development Adviser.

Managing and coordinating Several Matters before Government Entities.

POSITIONS: Coveñas Terminal Construction Manager, Executive Assistant to the Coveñas Terminal Operations Manager and Executive Assistant of the Caño Limón Field General Maintenance/Construction and the Pipeline/Terminal Operations Manager.

RESPONSIBILITIES: Managing all aspects of construction and installation of the Coveñas Petroleum Terminal facilities. Active participation in the supervision and coordination of all aspects of the Caño Limón-Coveñas pipeline and Coveñas Petroleum Terminal operations and maintenance activities. Participation in evaluating and reviewing bid documents, materials requisitions, budget control, cost centers. Direct participation in the Cravo Norte Association Technical Subcommittee meetings. Coordination of relations with partners. Participation in negotiations with government entities (Minminas, Ecopetrol, Dimar) on permits, operations, others.

Intercol and Intercor (Exxon Subsidiaries)

POSITIONS: Geologist, Field Geological Supervisor, Field Exploration Resident, Projects Director, Field Operations Director, Senior Engineer, Assistant to Cerrejón Coal Project Director and Project Administration Manager.

RESPONSIBILITIES: Managed planning and development of the field exploration program for the Cerrejón Coal Project – North Zone. Drilling, logging, log interpretation and correlation. Geometry of coal deposit definition, computer modeling of the Cerrejón Coal Deposit. Volumetric calculations of reserves. Supervision and administration of Intercor contractors performing engineering works. Aerial photography and topographic mapping, underwater (offshore) geotechnical explorations for selection of a main Coal Port. Groundwater Control design and a river diversion geotechnical studies. Mine facilities foundation investigations. Quarries investigations. Seismic and geotechnical studies. Selection of the railroad route.

Active role in the definition and co-ordination of engineering, construction and procurement of all facilities for the Cerrejón Project. Assist the General Project Director for the supervision, monitoring and appraisal of the Cerrejón Project Prime Contractor (Morrison Knudsen). Active role in the office of Prime Contractor (MK), at Burlingame, California, for definition and coordination of engineering, design, procurement and construction of all facilities for the Cerrejón Project. In Barranquilla, managed several specific responsibilities in the areas of personnel administration, administrative services, government relations, systems support, and public affairs. Monitor MK (Prime Contractor) in related activities such as plans for winding down construction activities, relocation/transfer/termination of personnel and facilities. Disposal of materials and equipment, etc, others.

Carter Oil Company (Exxon Subsidiary)

Wellsite Geologist. Training with Exxon

Geological exploration for coal in Texas, Louisiana, Alabama, Arkansas, Tennessee, West Virginia. Drilling and core description, mapping, log correlation, and evaluation.

Illinois State Geological Survey

Training on general coal geology, mapping and underground mine development. Correlation of electrical logs. Structural geology application for underground mapping and mine development. Drilling and core description and correlation.

Ingeominas (Instituto Nacional de Investigaciones Geológico Mineras de Colombia).

As Field Geologist: Geological mapping along Central and Western cordilleras of Colombia. Rock and soil geological and geophysical correlation for mapping and mineral exploration and evaluation. Soil and hard rock drilling / logging supervision. Log interpretation / correlation. Geochemical mineral exploration in jungle areas. Geological and Economical Evaluation of mineral deposits.

Ary Pernett

EDUCATION

1973: Ingeniero de Minas y Metalúrgia – Universidad Nacional de Colombia – Medellín

(Mining and Metallurgy Engineer- National University of Colombia)

1977: Course de Reciclage en Géologie – Ecole National Superieur de Géologie – Nancy, France

(Actualization in Geology – National School of Geology – Nancy – France)

1978: Docteur de L´institute National de Lorraine – Nancy – France

           (Fluid Inclusions in Gour Negre – State of Gare in France)

WORK HISTORY

1968 – 1970: Assistant in Petroleum Lab, National University of Colombia, Medellín-Colombia

1972 – 1976: Ministery of Mines of Colombia, as Engineer in Technical Assistance for Miners, (Chocó State); Director of Marmato Mines, (Maramto, Caldas State) and Mining Inspecter, (Frontino Gold Mines in Segovia, Antioquia State)

1978 – 1981: National Institute of Geology of Colombia, INGEOMINAS, as field geologist working in the Mining Map of Antioquia

1982- 1984: Carbones de Urabá (Coals of Urabá, a coal Enterprise exploring for Coal in Urabá area, Antioquia State, Colombia

1985 -1992: Personal activity in mining;  explotation in alluvial deposits and assistance for small miners

1993 – 2000: CDI Gold Company in the Zancudo Mine, Titiribí, Antioquia State, Colombia, as partner, consultant, and at the ent as resident engineer in the mine site.

2000 – 2010: Personal Business in wood home construction, Cars, Computers, in Mexico

PUBLICATIONS

1980: Mining Map of the State of Antioquia – Ingeominas – Medellín – Colombia

1980: Memory of the Mining Map of the Antioquia State - Ingeominas – Medellín

LANGUAGES

Spanish: 100%

French: 70%

English: 50%

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

To date, the number of his publications exceeds the 2000 mark, 150 of which are academic. The majority of his articles and papers have been published by the Borsen-Zeitung (11 years of collaboration), the Frankfurter Allgemeine (2 years), Finance and Wirtschaft (over 20 years) and Die Welt (1 year). He can be found under “B” in all additions of: Who’s Who in the World” from 1991 to 2009. He teaches at two elite business schools, works in public and international relations, advises a number of commodity and mining companies and is a member of Rotary International.

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

Attributes:

Attended ShanDong University - Information management and information system

Proficient in Chinese, English, French and Japanese languages.

VC++ | proficient | 12 months
Oracle\DB2 | proficient | 48 months
Powerbuilder\Sqlserver\Powerdesigner | expert | 84 months
Java\Asp\Ms Project | average | 6 months

Ning Shi Long is a hands on leader and is relied-upon for Leadership and financial control and the company’s direct link to large Chinese/Japanese investment companies and high net worth individuals. Ning Long is also proficient in handling data information systems to provide information to investors and financial institutions.

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

Labor Force

Over the year ended May 31, 2011 the company has employed casual part-time labor, as required.

Mining Concessions

On April 6, 2010, the Company counter-signed an offer for joint venture-earn-in to option several mining concessions in the Department of Bolivar, Republic of Colombia.  Pursuant to various stages of due diligence it was determined that the best way of obtaining title to the various target mineral properties was to enter into new agreements. On November 15, 2010 the Company entered into four agreements. The terms of the new agreements allow for the Company to acquire an 80% interest in four mining concessions. The agreements were amended on April 18, 2011. However the Company was unable to make the October 1, 2011 payment under the amended formula. On March 1, 2012 the Company amended the acquisition agreements again on a basis of reducing the number of properties from 4 to 2 and reducing the payment schedule. A summary of the terms and ongoing payment obligations are as follows:

Cash payments:

1.

$5,000 as an initial option payment;

2.

$100,000 on or before January 31, 2011 (paid);

3.

$150,000 on or before March 31, 2011 (amended), (paid), (previously February 28, 2011);

4.

$50,000 on April 18, 2011 (amended), (paid) (previously $800,000 on or before March 31, 2011);

5.

$450,000 every six months starting on July 1, 2012 (previously $900,000 every six months starting October 1, 2011, of which the Company may pay one-half of issuing restricted common shares to the vendor at a 10-day average trading price per amendment on April 18, 2011), (previously $800,000 every six months thereafter starting on June 1, 2011).

Share issuances:

1.

24 million shares on or before March 31, 2011 (issued in March 2011)

2.

10 million shares on or before March 31, 2012, (discontinued under March 1, 2012 amendment) and

3.

10 million shares on or before December 31, 2012 (discontinued under March 1, 2012 amendment).

The Company paid a total of $350,000 to independent third parties for consulting services in relation to the signing of the option agreements. The Company incurred a cost of $100,000 paid to a person in the United States for the initial introduction of the mineral concessions and $250,000 paid to some concession holders as the initial payments to pursue an option agreement.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own any patents or trademarks.

Reports to Securities Holders

We provide an annual report that includes financial information. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The Company’s ability to become profitable depends on its ability to generate and sustain sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future.

An investment in our securities represents significant risk and you may lose all or part your entire investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan because we currently do not have any operations and we have no income.  We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail.  Please note that the proceeds from the sale of the securities offered in this registration statement will go directly to the selling shareholder and not to the Company.  As such, this offering might negatively affect the Company’s ability to raise needed funds through a primary offering of the Company's securities in the future.

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

UNFORESEEN  FUTURE  ENVIRONMENTAL  REGULATIONS COULD CAUSE OUR OPERATING COSTS TO INCREASE,  ADVERSELY  IMPACT  OUR  OPERATING  RESULTS,  AND  POSSIBLY  CAUSE OUR BUSINESS TO FAIL.

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

The trading price of our common stock is subject to significant fluctuations due to a number of factors, including:

•

our status as a development stage company with a limited  operating history;

•

limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than may be the case with the shares of a seasoned issuer in the event of negative news or lack of progress and announcements of new products by us or our competitors;

•

the timing and development of products and services that we may offer;

•

general and industry-specific economic conditions;

•

actual or anticipated fluctuations in our operating results;

•

our capital commitments;

•

the loss of any of our key management personnel.

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

Our common stock is presently considered to be a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulates broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

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

Mineral Concessions

Location and Access:

The Senderos de Oro volcanic-plutonic hosted Au-Ag+/-Cu occurrences are located in the Department of Bolívar, ca. 300 km NE of Medellín, at the northern end of Serranía de San Lucas. Access to the area requires five hours of overland travel, from airports at Ocaña or Bucaramanga, along good paved highways and all-season secondary road systems.   Entrance may be facilitated by the reclamation 1000 metre airstrip located within a short distance to the concession area. Electrical energy supplies the active mine areas, as does direct road access to various ports on the nearby Magdalena River.  Minero (small-scale miner) activity beginning in the mid-1980’s has outlined a series of rich gold occurrences extending from Cerro San Carlos to San Martín de Loba, some 50 km to the north.

Government recorded gold production from the region, between 1987 and 1994 is ca. 1,271,000 ounces Au. All production is artisanal in nature, and production continues to this day.

Geology, Mineralization, and Exploration Potential

Regional Geology

The Serrania San Lucas, situated due south of the confluence between the rivers Cauca and Magdalena, forms an offset, northeaster-most extension of Colombia’s Cordillera Central.  Sparse regional geologic studies by the Ministry of Mines and Energy, through the 1970’s and early 1980’s have suggested that The Serrania represents a geologic extension of the northern Cordillera Central, underlain by a deformed, Paleozoicaged, metamorphic basement, intruded by Upper Jurassic-Lower Cretaceous aged, batholithic-scale plutons of tonalitic through granitic (generally dioritic to quartz dioritic) affinity, and overlain by associated high-level volcanic, pyroclastic, and derived sedimentary rocks of similar through Cretaceous age.  The region exhibits offset and subdued topographic relief relative to the northern Cordillera Central due to uplift and oblique dextral movement along the Palestina and Magdalena valley fault systems. Regional lithologic contacts strike broadly north-south paralleling the Palestina system at this latitude and are of a mixed structural-stratigraphic nature.  A strong north-easterly tectonic element transects the entire region, reflected by the sub-parallel alignment of numerous drainages and photogeologically-interpreted faults.  A more sporadic set of east-west trending lineaments is noted to transect at least the northern portion of the Serrana.  The tectonic history of this portion of Colombia is complex, and movement and reactivation along any one of these sets of structures may have a multiphase history dating from the late Jurassic through to the late Tertiary (Pliocene) and recent times.

Local Geology

Ground-work to date, documents a mixed sequence of predominantly volcanic rocks of intermediate to felsic composition (including lithic and crystal tuffs of fine to medium grain-size, and common coarser agglomeratic fragmentals).  Fine grained cherty “sinters”, coarse, possible phreatic-style breccias (fine matrix-supported, very angular clasts), and local occurrences of siliciclastic sediments, are also present.  These rocks overly gneissic basement, and\or are intruded by plutons of granodioritic composition exhibiting medium to coarse-grained, equigranular intergrowths of quartz, mixed feldspars, and a mafic phase (chlorite after amphibole).  Local shearing has imposed a “pseudo-gneissic” appearance to the rock manifesting as a lineation observed within the mafic phase.  The relationship between the intrusive rocks and the cover sequence is not understood, and is presently under investigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the year ended May 31, 2011.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

Our common stock is listed for trading under the symbol “ORFG”.

As of the date of this report we have approximately 274 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We incurred operating expenses of $1,031,742 for the year ended May 31, 2011. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. Our net loss for the year ending May 31, 2010 was $564,808. The main expense is mineral exploration expense of $130,184. The Company has performed due diligence on the mineral titles and is satisfied that proper ownership has been established.

The following table provides selected financial data about our company for the years ended May 31, 2011 and 2010.

Balance Sheet Data:	May 31, 2011	May 31, 2010
Cash	$ nil	$ nil
Total assets	$ 510,000	$ 1,252
Total liabilities	$ 1,287,538	$ 629,423
Shareholders’ deficit	$ (777,538)	$(628,171)

Liquidity and Capital Resources

Our cash balance at May 31, 2011 was $nil with outstanding liabilities of $1,287,538. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

A total of 9,600,000 shares were issued at a fair value of $96,000 to reduce debt. A further 600,000 shares were issued for services at a fair value of $78,000.

The Company has been funded by way of loans at an annual rate of interest of 10%. On January 18, 2011 the Company issued convertible debentures to debt holders to issue shares at $0.0075 per share. A total of some 100,342,933 shares are issuable at $0.0075 each to repay debt of some $752,572. As at May 31, 2011 49,950,000 shares have been issued to reduce debt of $307,125. A total of $623 010 being loans payable at July 18, 2010 was converted and the balance of $129,562 was loans payable to January 18, 2011. Pursuant to the terms of the convertible notes any shares issued will be restricted shares according to the following paragraphs included in the terms of the agreement:

“Restricted Securities. This Note is, and the shares of Common Stock issuable upon conversion hereof shall be, "restricted securities" within the meaning of SEC Rule 144 promulgated under the Securities Act of 1933 (the "1933 Act"). Holder acknowledges and agrees that it is acquiring this Note and, upon conversion, the shares of Common Stock, without a view to the public distribution or resale of the Note or such shares in violation of applicable federal or state securities laws.

No Registration. This Note has not been, and the shares of Common Stock issuable upon conversion hereof will not be, registered under the 1933 Act or under the securities laws of any other jurisdiction; and therefore, Holder must be able to hold the Note or the shares indefinitely without any transfer, sale or other disposition, unless they are subsequently registered under the 1933 Act and under the securities laws of other applicable jurisdictions or, in the opinion of counsel to the Company, registration is not required under such Act or laws as the result of an available exemption from registration.”

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

ITEM 8. FINANCIAL STATEMENTS

Orofino Gold Corp.

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

	May 31	May 31
	2011	2010
	Unaudited	Unaudited
Assets
Current Assets
Prepaid expense	$-	$985
Total Current Assets	-	985

Non-Current Assets
Mineral Properties	510,000	-
Deposits	-	267
Total Non-Current Assets	510,000	267

Total Assets	$510,000	$1,252

Liabilities
Current Liabilities
Accounts Payable	$107,101	$139,089
Loans payable	756,349	490,334
Convertible debt	424,088	-
Total Current Liabilities	1,287,538	629,423

Total Liabilities	1,287,538	629,423

Stockholders' Deficiency
Common Stock, $0.001 par value 250,000,00 Common Shares Authorized 140,650,000 Shares Issued	140,650	60,000
Additional Paid-in capital	752,192	(49,533)
Deficit accumulated during development period	(1,671,216)	(639,474)
Translation Adjustments	836	836
Total Stockholders' Deficit	(777,538)	(628,171)

Total Liabilities and Stockholders' Equity	$510,000	$1,252

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

	For the year ended		From inception (April 12, 2005) to
	May 31, 2011	May 31, 2010	May 31, 2011
Revenue	$-	$812	$116,326

Expenses
Advertising and Promotion	65,000	-	66,812
Wages and Salary	-	-	111,952
Consulting fees	115,107	105,044	220,151
Mineral exploration expense	130,184	406,168	536,352
General and Administrative	80,436	31,441	188,293
Management fees	38,000	21,000	59,000
Interest expense	103,015	-	103,105
Write off of mineral acquisition cost	500,000	-	500,000
Imputed Interest	-	1,967	1,967
Total Expenses	1,031,742	565,620	1,787,542

Provision for income tax	-	-	-

Net Income (Loss)	$(1,031,742)	$(564,808)	$(1,671,216)

Basic & Diluted (Loss) per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares	82,339,420	60,000,000

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

As at May 31, 2011

(Stated in US Dollars)

Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	60,000	(59,000)	-	(800)	(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	60,000	(59,000)		(1,000)	-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31,2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	60,000	(51,500)	(111)	(40,779)	(32,390)
Translation Adjustments for period ending May 31,2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	60,000	(51,500)	836	(74,666)	(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	60,000	(49,533)	836	(639,474)	(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for services	-	-	-	-	-	-
Warrants issued	-	-	-	-	-	-
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Unaudited

	For the year ended		From inception (April 12, 2005) to
	May 31, 2011	May 31, 2010	May 31, 2011
Operating Activities
Net income (loss)	$(1,031,742)	$(564,808)	$(1,671,216)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	1,967	1,967
Accrued interest on loans	103,015	-	103,015
Write off mineral acquisition costs	500,000	-	500,000
Accounts payable	(7,693)	123,479	131,396
Issued for services	78,000	-	78,000
Over Draft	-	(3,507)	-
Prepaid expenses	985	-	-
Deposits	1,091	-	-
Net cash used in operating activities	(356,344)	(442,869)	(856,838)

Financing Activities
Loans	506,344	442,869	997,502
Contributed Capital	-	-	7,500
Common shares issued to founders @ $0.001 per share	-	-	1,000
Net cash provided by financing activities	506,344	442,869	1,006,002

Investing Activities
Deposit on acquisition of mineral property	(150,000)	-	(150,000)
Net cash used by investing activities	(150,000)	-	(150,000)

Effect of exchange rate on cash	-	-	836
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Non-Cash Activities
Shares issued in Lieu of Payment for Service	$174,000	$-	$78,000
Stock issued for convertible debentures and interest	$348,375	$-	$348,375
Warrants issued	$-	$-	$-
Stock issued for mineral property acquisition	$360,000	$-	$360,000

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.

(A Development Stage Company)

Footnotes to the Financial Statements

From Inception (April 12, 2005 to May 31, 2011)

(Stated in US Dollars)

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Orofino Gold Corp.  (“Orofino” or “SNT” or the “Company”) was organized under the laws of the State of Nevada on April 12, 2005 as SNT Networks Inc.  On April 22, 2008 the company changed its corporate name to SNT Cleaning Inc.

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

On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a May 31 year-end.

b.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, service has been completed, the contract price is fixed or determinable, and collectability is reasonably assured.

c.

Income Taxes

The Company prepares its tax returns on the accrual basis.  The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

e.

Assets

The company has no cash as of May 31, 2011.

f.

Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has revenues of $nil for the year ending May 31, 2011 (2010 - $812) and has expenses of $1,031,742 over the same period (2010 - $564,620).  For the year ended May 31, 2011 it has incurred a net loss of $1,031,742 (2010 - $564,808).

g.

Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2011 the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

i.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

j.

Liabilities

Liabilities are made up of current liabilities.  Current liabilities as of May 31, 2011 include accounts payable of $107,101 (2010 – $139,089), and loans payable of $756,349 (2010 - $490,334) at 10% per annum.

Share Capital

a) Authorized:

250,000,000 common shares with a par value of $0.001

b) Issued:

The company issued to the founders 10,000,000 common shares of stock for $1,000. On May 20, 2009, the Company completed a forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009, the payment date of the forward split was May 19, 2009, and the ex-dividend date of the forward split was May 20, 2009. The forward split was payable as a dividend, thereby requiring no action by shareholders, nor any amendment to the articles of incorporation of the Company.  As a result of the forward split, the post forward split number of issued and outstanding shares was 60,000,000. As of May 31, 2011, there were 135,150,000 common shares issued and outstanding at a value of $0.001 per share

The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

k.

Foreign currency transactions

The financial statements are presented in United States dollars; however, the functional currency for the Company is the Canadian dollar. Thus, in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the current rate method is used. All foreign denominated assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts are translated by using historical exchange rates. Translation adjustments resulting from using different rates on different financial statement components are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet.

1.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had incurred a total advertising expense of $65,000 (2010 - $nil) for the year ending May 31, 2011.

m.

Loans payable

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 10% per annum starting on June 1, 2010.

n.

Recent Accounting Pronouncements

ASC 105

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105. ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASC 855

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

ASU 2009-13

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The implementation of ASU 2009-13 did not have a material effect on the Company’s financial statements.

o.

Related Party Disclosures

The company paid $38,000 to officers and directors of the Company.

p.

Subsequent Events

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss to date.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,671,216 for the period from April 12, 2005 (inception) to May 31, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of May 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2011.

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

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2012.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Shi Long Ning	34	Chairman and Director
Alfonso Calderon	65	President and Director

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

·

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

·

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

·

Compliance with applicable governmental laws, rules and regulations;

·

The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

·

Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending May 31, 2011:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Ary Pernett	Past President, and Director	2011 2010 2009	$38,000 $nil $nil	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
John Martin	Past President, Secretary and Director	2011 2010 2009	$nil $21,000 $nil	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Alfonso Calderon	President	2011 2010 2009	$nil $nil $nil	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 15, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS
Common	Qu Hua Zhang 64-3-71-4 Lubo Street Shahe Kou District Liaoning Province Dalian	30,000,000	22%
Common	Grove Street Path Inc. Global Bank Tower 11th Floor, Office 1102 Panama	24,000,000	17%

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

Item 14. Principal Accounting Fees and Services

For the year ended May 31, 2011, the total fees charged to the company for audit services, audit-related services and tax services including quarterly reviews, were $4,500.

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

May 31, 2011

Orofino Gold Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 31, 2011

Orofino Gold Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President, Treasurer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)