Form 10-Q
period 2011-08-31
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

      . Transition report under Section 13 or 15(d) of the Exchange Act

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

011-011-57.4.2682451

(Telephone Number)

___________________________________________

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X . No       .

We had a total of 141,200,000 shares of common stock issued and outstanding at November 15, 2011.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended August 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

Orofino Gold Corp.

(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

Assets Current Assets	August 31, 2011	May 31, 2011
	Unaudited	Unaudited

Prepaid expense	$23,265	$-
Total Current Assets	23,265	-
Non-Current Assets
Mineral Properties	510,000	510,000
Total Non-Current Assets	510,000	510,000
Total Assets	$533,265	$510,000
Liabilities
Current Liabilities
Accounts Payable	$192,933	$107,101
Loans payable	972,369	756,349
Convertible loans	430,142	424,088
Total Current Liabilities	1,595,444	1,287,538
Total Liabilities	1,595,444	1,287,538
Stockholders' Deficiency
Common Stock, $0.001 par value 250,000,000 Common Shares Authorized 141,200,000 Shares Issued	141,200	140,650
Additional Paid-in capital	755,767	752,192
Deficit	(1,959,982)	(1,671,216)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,062,179)	(777,538)
Total Liabilities and Stockholders' Equity	$533,265	$510,000

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

			From inception
			(April 12, 2005)
	For the three months ended		to
	August 31, 2011	August 31, 2010	August 31, 2011
Revenue	$-	$-	$116,326
Expenses
Advertising and Promotion	-	93,539	66,812
Consulting fees	-	56,000	220,151
General and Administrative	144,134	10,220	332,427
Imputed Interest	-	-	1,967
Interest	32,127	23,448	135,142
Management fees	17,000	23,000	76,000
Mineral exploration expense	95,505	13,141	631,857
Write off of mineral acquisition cost	-	-	500,000
Wages and Salary	-	-	111,952
Total Expenses	288,766	219,348	2,076,308
Provision for income tax	-	-	-
Net Income (Loss)	$(288,766)	$(219,348)	$(1,959,982)

Basic & Diluted (Loss) per Common Share	$-	$-

Weighted Average Number of Common Shares	140,660,856	61,984,615

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY
From inception (April 12, 2005) to August 31, 2011
(Stated in US Dollars)
Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31, 2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31, 2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	550,000	550	3,575	-	-	4,125
Net (Loss) for the period ending August 31, 2011	-	-	-	-	(288,766)	(288,766)
Balance, August 31, 2011	141,200,000	$141,200	$755,767	$836	$(1,959,982)	$(1,062,179)

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
Unaudited

			From inception
	For the three months ended		(April 12, 2005) to
	August 31, 2011	August 31, 2010	August 31, 2011
Operating Activities
Net income (loss)	$(288,766)	$(219,348)	$(1,959,982)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	31,650	23,447	134,665
Write off mineral acquisition costs	-	-	500,000
Shares issued for services	-	60,000	78,000
Accounts payable	85,832	(1,952)	219,304
Prepaid expenses	(23,265)	(985)	(23,265)
Net cash used in operating activities	(194,549)	(138,838)	(1,049,311)

Financing Activities
Loans	194,549	138,838	1,192,051
Contributed Capital	-	-	7,500
Common shares issued to founders @ $0.0001 per share	-	-	1,000
Net cash provided by financing activities	194,549	138,838	1,200,551

Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing activities	-	-	(150,000)

Effect of exchange rate on cash	-	-	836
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-	$174,000
Stock issued for convertible debentures and interest	$4,125	$-	$352,500
Share issued for mineral property acquisition	$-	$-	$360,000

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

Notes to the Financial Statements

For the three months ended August 31, 2011

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Orofino Gold Corp. ("Orofino" or the "Company") was organized under the laws of the State of Nevada on April 12, 2005. Orofino started operations on September 1, 2007 under the "Clean 'N Shine" name operating as a full service automotive car wash, cleaning, detailing, and polishing business generating some revenues. With limited opportunities available the Company decided to look at mineral resources as an alternative business. On May 20, 2009, the Company completed a forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009, the payment date of the forward split was May 19, 2009, and the ex-dividend date of the forward split was May 20, 2009. As a result of the forward split, the post forward split number off issued and outstanding shares was 60,000,000. On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp.

The Company is an exploration stage gold mining company with its efforts initially focused on what it believes to be under-explored mineral concessions and larger scale development of existing high grade artisanal mining operations. The Company has achieved no operating revenues to date.

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). A summary of the significant accounting policies are as follows:

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses for the periods presented. Actual results could differ from those estimates.

Comprehensive income

The Company has adopted ASC Topic 220, "Comprehensive Income." Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners. In accordance with FASB ASC Topic 220 "Comprehensive Income," comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception other comprehensive income has consisted of translation gains and losses.

Mineral properties

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value.

Orofino Gold Corp.

Notes to the Financial Statements

For the three months ended August 31, 2011

2.

SIGNIFICANT ACCOUNTING POLICIES continued

Fair Value of Financial Instruments

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company's financial position or operating results, but did expand certain disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2011.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of the date of the financial statements, the fair value short-term financial instruments including prepaid, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

Basic and diluted loss per share

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.

Income taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency Translation and Transactions

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows: Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations. The assets and liabilities arising from these operations are translated at current exchange rates and related revenues and expenses at the exchange rates in effect at the time the revenue or expense is incurred. Resulting translation adjustments, if material, are accumulated as a separate component of accumulated other comprehensive income in the statement of stockholders 'deficit while foreign currency transaction gains and losses are included in operations.

Orofino Gold Corp.

Notes to the Financial Statements

For the three months ended August 31, 2011

2.

SIGNIFICANT ACCOUNTING POLICIES continued

Convertible debt

The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income. In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes. Fees incurred in the placement of the convertible notes are deferred and recognized over the life of the debt agreement as an adjustment to interest expense using the interest method.

New Accounting Standards

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," ("ASU 2011-04"). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of this accounting pronouncement to have any effect on our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances. A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

Orofino Gold Corp.

Notes to the Financial Statements

For the three months ended August 31, 2011

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $2,690,599 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4.

PREPAID EXPENSE

The Company's attorney received a retainer of $25,000 of which $1,735 has been expensed leaving a balance of $23,265 for future work.

5.

MINERAL PROPERTIES

On April 6, 2010, the Company counter-signed an offer for joint venture-earn-in to option several mining concessions in the Department of Bolivar, Republic of Colombia. Pursuant to various stages of due diligence it was determined that the best way of obtaining title to the various target mineral properties was to enter into new agreements. On November 15, 2010 the Company entered into four agreements. The terms of the new agreements allowed for the Company to acquire an 80% interest in four mining concessions. The agreements were amended on April 18, 2011. However the Company was unable to make the October 1, 2011 payment under the amended formula. On March 1, 2012 the Company amended the acquisition agreements again on a basis of reducing the number of properties from 4 to 2 and reducing the payment schedule. A summary of the terms and ongoing payment obligations are as follows:

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

6.

LOANS PAYABLE

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 10% per annum.

August 31, 2011	May 31, 2011
$972,369	$756,349

Orofino Gold Corp.

Notes to the Financial Statements

For the three months ended August 31, 2011

7.

CONVERTIBLE LOANS

On January 18, 2011 the Company concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 10% per annum be convertible into shares of the Company's restricted common stock at the conversion price of $0.0075 per share. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion.

	August 31, 2011	May 31, 2011
Balance, at beginning of period	$424,088	$-
Convertible debt additions	-	752,572
Accrued interest	10,179	19,891
	434,267	772,463
Converted into shares	(4,125)	(348,375)
Balance, end of period	$430,142	$424,088
Conversion price	$0.0075	$0.0075
Number of shares issuable	57,352,267	56,545,067

8.

CAPITAL STOCK

Common Stock

The company issued to the founders 10,000,000 common shares of stock for $1,000. On May 20, 2009, the Company completed a 6-for-1 forward stock split (the Forward Split") of the Company's common stock in the form of a stock dividend. All share and per share information has been retroactively adjusted to reflect the Forward Split. The par value of the Company's common stock was unchanged by the Forward Split.

On October 14, 2010, the Company increased its total authorized shares of common stock from 75,000,000 to 250,000,000, par value $0.001 per share.

On June 10, 2010 the Company issued 600,000 restricted shares to two parties for services at a value of $0.13 per share.

On August 17, 2010 the Company issued 3,600,000 restricted shares at $0.01 each pursuant to an assignment of debt dated October 31, 2009.

On August 18, 2010 the Company issued 6,000,000 restricted shares at $0.01 each pursuant to the retirement of debt as at February 17, 2010.

On March 8, 2011 the Company issued 24,000,000 restricted shares at $0.015 each pursuant to the acquisition of mineral properties.

On March 8, 2011 the Company issued 46,450,000 restricted shares at $0.0075 each to fourteen parties pursuant to the exercise of convertible debt.

On March 28, 2011 the Company issued 5,000,000 warrants at $0.10 each for cash consideration of $500,000. The warrants may be exercised to purchase 5,000,000 shares at $1.00 each until December 31, 2012 or may be surrendered for the receipt of 2,500,000 restricted shares.

On August 23, 2011 the Company issued 550,000 restricted shares at $0.0075 each to two parties pursuant to the exercise of convertible debt.

Orofino Gold Corp.

Notes to the Financial Statements

For the three months ended August 31, 2011

8.

CAPITAL STOCK continued

Warrants

(i) Warrant transactions are summarized as follows:

	For the three		For the
	months ended	Weighted	year ended	Weighted
	August 31,	average	May 31,	average
	2011	exercise price	2011	exercise price
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00

At August 31, 2011 the Company has outstanding warrants, exercisable as follows:

Number	Exercise Price	Expiry Date
5,000,000	$ 1.00	December 31, 2012

The warrants may be exercised to purchase 5,000,000 shares at $1.00 each until December 31, 2012 or may be surrendered for the receipt of 2,500,000 restricted shares.

9. RELATED PARTY TRANSACTIONS

The following expenses were incurred with directors and officers of the Company

	For the three	For the three
	months ended	months ended
	August 31,	August 31,
	2011	2010
Management fees	$17,000	$23,000
Total	$17,000	$23,000

As at August 31, 2011 accounts payable included $17,000 (May 31, 2011 - $40,000) owing to officers and directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

10.

INCOME TAXES

No provision for federal income taxes has been recognized for the years ended May 31, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential. Deferred tax assets and liabilities at May 31, 2011 and 2010 totaled a net deferred tax asset of $505,000 and $350,000, respectively. At May 31, 2011 and 2010, the Company provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets.

At May 31, 2011, the Company has net operating loss carry forwards totaling approximately $2.2 million for federal income tax purposes, which may be carried forward in varying amounts until the time when they begin to expire in 2029 through 2031.

11.

SUBSEQUENT EVENTS

Nil

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

We incurred operating expenses of $288,766 for the three months ended August 31, 2011. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. The main expense is mineral exploration expense of $95,505. The Company has performed due diligence on the mineral titles and is satisfied that proper ownership has been established.

Liquidity and Capital Resources

Our cash balance at August 31, 2011 was $nil with outstanding liabilities of $1,595,444. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

A total of 550,000 shares were issued at a fair value of $4,125 to reduce debt.

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

Holders of Our Common Stock.

As of August 31, 2011, we had approximately 274 stockholder(s) of record holding 141,200,000 shares of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of August 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of August 31, 2011.

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

As of August 31, 2011, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of August 31, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2011:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended August 31, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending August 31, 2011.

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

November 30, 2011        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 30, 2011        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President, Treasurer and Chief

                            Financial Officer (Principal Executive Officer

                            and Principal Accounting Officer)