Form 10-Q
period 2011-11-30
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

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

We had a total of 141,200,000 shares of common stock issued and outstanding at November 30, 2011.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended November 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

Orofino Gold Corp.

(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

Assets Current Assets	November 30, 2011	May 31, 2011
	Unaudited	Unaudited

Prepaid expense	$17,885	$-
Total Current Assets	17,885	-
Non-Current Assets
Mineral Properties	510,000	510,000
Total Non-Current Assets	510,000	510,000
Total Assets	$527,885	$510,000
Liabilities
Current Liabilities
Accounts Payable	$218,812	$107,101
Loans payable	1,131,753	756,349
Convertible loans	440,116	424,088
Total Current Liabilities	1,790,681	1,287,538
Total Liabilities	1,790,681	1,287,538
Stockholders' Deficiency
Common Stock, $0.001 par value 250,000,000 Common Shares Authorized 141,200,000 Shares Issued	141,200	140,650
Additional Paid-in capital	755,767	752,192
Deficit	(2,160,599)	(1,671,216)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,262,796)	(777,538)
Total Liabilities and Stockholders' Equity	$527,885	$510,000

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

					From Inception
	For the three		For the six		(April 12, 2005)
	months ended		months ended		to
	November 30,		November 30,		November 30,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$116,326
Expenses
Advertising and Promotion	7,450	5,000	7,450	98,539	74,262
Consulting fees	-	11,000	-	67,000	220,151
General and Administrative	14,250	9,831	158,384	20,051	346,677
Imputed Interest	-	-	-	-	1,967
Interest	35,917	24,047	68,044	47,495	171,059
Management fees	18,000	20,000	35,000	43,000	94,000
Mineral exploration expense	125,000	15,590	220,505	28,731	756,857
Write off of mineral acquisition cost	-	-	-	-	500,000
Wages and Salary	-	-	-	-	111,952
Total Expenses	200,617	85,468	489,383	304,816	2,276,925
Provision for income tax	-	-	-	-	-
Net Income (Loss)	$(200,617)	$(85,468)	$(489,383)	$(304,816)	$(2,160,599)

Basic loss per common share	$(0.0014)	$(0.0013)	$(0.0035)	$(0.0046)
Diluted loss per common share	$(0.0010)	$(0.0007)	$(0.0025)	$(0.0025)

Weighted Average Number of Common Shares	140,750,549	66,092,308	140,750,549	66,092,308
Shares issuable for convertible loans	58,682,133	56,545,067	58,682,133	56,545,067

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY
From inception (April 12, 2005) to November 30, 2011
(Stated in US Dollars)
Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31, 2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31, 2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,080)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	550,000	550	3,575	-	-	4,125
Net (Loss) for the period ending November 30, 2011	-	-	-	-	(489,383)	(489,383)
Balance, November 30, 2011	141,200,000	$141,200	$755,767	$836	$(2,160,599)	$(1,262,796)

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
Unaudited

					From inception
	For the three months ended		For the six months ended		(April 12, 2005)
	November 30,		November 30,		to November 30,
	2011	2010	2011	2010	2011
Operating Activities
Net income (loss)	$(200,617)	$(85,468)	$(489,383)	$(304,816)	$(2,160,599)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	-	-	1,967
Accrued interest on loans	35,518	24,048	67,168	47,495	170,183
Write off mineral property costs	-	-	-	-	500,000
Shares issued for services	-	-	-	60,000	78,000
Accounts payable	25,879	29,262	111,711	27,310	243,107
Prepaid expenses	5,380	985	(17,885)	-	(17,885)
Net cash used in operating activities	(133,840)	(31,173)	(328,389)	(170,011)	(1,185,227)

Financing Activities
Loans	133,840	31,173	328,389	170,011	1,325,891
Contributed Capital	-	-	-	-	7,500
Common shares issued to founders @ $0.0001 per share	-	-	-	-	1,000
Net cash provided by financing activities	133,840	31,173	328,389	170,011	1,334,391

Investing Activities
Acquisition of mineral properties	-	-	-	-	(150,000)
Net cash provided by investing activities	-	-	-	-	(150,000)

Effect of exchange rate on cash	-	-	-	-	836
Cash at beginning of period	-	-	-	-	-
Cash at end of period	$-	$-	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Tax	$-	$-	$-	$-	$-
Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-	$-	$-	$174,000
Stock issued for convertible debentures and interest	$-	$-	$4,125	$-	$352,500
Share issued for mineral property acquisition	$-	$-	$-	$-	$360,000

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2011.

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

4.

PREPAID EXPENSE

The Company's attorney received a retainer of $25,000 of which $7,115 has been expensed leaving a balance of $17,885 for future work.

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

November 30, 2011	May 31, 2011
$1,131,753	$756,349

Orofino Gold Corp.

Notes to the Financial Statements

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

	November 30, 2011	May 31, 2011
Balance, at beginning of period	$424,088	$-
Convertible debt additions	-	752,572
Accrued interest	20,153	19,891
	444,241	772,463
Converted into shares	(4,125)	(348,375)
Balance, end of period	$440,116	$424,088
Conversion price	$0.0075	$0.0075
Number of shares issuable	58,682,133	56,545,067

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

Orofino Gold Corp.

Notes to the Financial Statements

8.

CAPITAL STOCK continued

Warrants

(i) Warrant transactions are summarized as follows:

	For the six		For the
	months ended	Weighted	year ended	Weighted
	November 30,	average	May 31,	average
	2011	exercise price	2011	exercise price
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00

At November 30, 2011 the Company has outstanding warrants, exercisable as follows:

Number	Exercise Price	Expiry Date
5,000,000	$ 1.00	December 31, 2012

The warrants may be exercised to purchase 5,000,000 shares at $1.00 each until December 31, 2012 or may be surrendered for the receipt of 2,500,000 restricted shares.

9.

RELATED PARTY TRANSACTIONS

The following expenses were incurred with directors and officers of the Company

	For the six	For the six
	months ended	months ended
	November 30,	November 30,
	2011	2010
Management fees	$35,000	$43,000
Total	$35,000	$43,000

As at November 30, 2011 accounts payable included $22,000 (May 31, 2011 - $40,000) owing to officers and directors.

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

On June 6, 2010 John Martin resigned and Shi Long Ning, a resident of China, was appointed as a director. On November 30, 2010, Ary Pernett, a resident of Colombia; Alfonso Calderon, also a resident of Colombia and Dr, Hans Bocker, a resident of Switzerland joined the board. On November 30, 2011, Salvador Rivero, a resident of Germany, was appointed to the board. Presently Ary Pernett is the president and Shi Long Ning is the chairman.

The Company has offices in China and Colombia.

China:

93-B342 Xinliu Street

Zhong Shan District,

Dalian 116001, China

Colombia:

Carrera 40, No.10A-65,

Barrio El Poblado

Medellin - Colombia

INFORMATION ON DIRECTORS AND OFFICERS:

NING SHI LONG

3.

Mr. Long is a Professional Software Engineer who has led an experienced team in developing and operating specified information and data systems the last 12 years. His company has designed and successfully commissioned over 20 Software installations at local and national organizations.

•

At Dalian Runbest Technology Development Co. Ltd. he was responsible for the entire design and development of key technology and coding for development of public packaging of a proprietary software technology. The clients of the company are concerned with the fields of finance, government, sci-tech education, medical, communication & energy, manufacturing and public utility.

•

He was responsible for project budgeting and the successful launching of major projects within financial guidelines as per the corporate policies of the responsible ministry.

•

ShanDong University - Information management and information system

•

Proficient in Chinese, English, French and Japanese languages.

•

VC++ | proficient | 12 months

•

Oracle\DB2 | proficient | 48 months

•

Powerbuilder\Sqlserver\Powerdesigner | expert | 84 months Java\Asp\Ms Project | average | 6 months

•

Ning Shi Long is a hands on leader and is relied-upon for Leadership and financial control and the company's direct link to large Chinese/Japanese investment companies and high net worth individuals. Ning Long is also proficient in handling data information systems to provide information to investors and financial institutions.

ARY PERNETT

EDUCATION

•

1973: Ingeniero de Minas y Metalurgia - Universidad Nacional de Colombia - Medellin (Mining and Metallurgy Engineer- National University of Colombia)

•

1977: Course de Reciclage en Geologie - Ecole National Superieur de Geologie - Nancy, France (Actualization in Geology - National School of Geology - Nancy - France)

•

1978: Docteur de L'institute National de Lorraine - Nancy - France (Fluid Inclusions in Gour Negre - State of Gare in France)

WORK HISTORY

•

1968 - 1970: Assistant in Petroleum Lab, National University of Colombia, Medellin-Colombia

•

1972 - 1976: Ministery of Mines of Colombia, as Engineer in Technical Assistance for Miners, (Choco State); Director of Marmato Mines, (Maramto, Caldas State) and Mining Inspecter, (Frontino Gold Mines in Segovia, Antioquia State)

•

1978 - 1981: National Institute of Geology of Colombia, INGEOMINAS, as field geologist working in the Mining Map of Antioquia -

•

1982- 1984: Carbones de Uraba (Coals of Uraba, a coal Enterprise exploring for Coal in Uraba area, Antioquia State, Colombia

•

1985 -1992: Personal activity in mining; explotation in alluvial deposits and assistance for small miners

•

1993 - 2000: CDI Gold Company in the Zancudo Mine, Titiribi, Antioquia State, Colombia, as partner, consultant, and at the ent as resident engineer in the mine site.

•

2000 - 2010: Personal Business in wood home construction, Cars, Computers, in Mexico

PUBLICATIONS

•

1980: Mining Map of the State of Antioquia - Ingeominas - Medellin - Colombia

•

1980: Memory of the Mining Map of the Antioquia State - Ingeominas - Medellin

LANGUAGES

•

Spanish: 100%

•

French: 70%

•

English: 50%

ALFONSO CALDERON

EDUCATION

•

BS in Geology and Petroleum Engineering from Escuela de Minas de Medellin, Universidad Nacional de Colombia.

•

MSc in Coal Geology / Mining and Geotectonics from University of Illinois. Credits in Economic Geology and Mineral Exploration for Ph.D. at Indiana University and Pennsylvania State University.

PROFESSIONAL EXPERIENCE

•

Organization, evaluation, and technical and statistical analysis of the Colombian Mining data universe collected in the development of the Technical Appraisal and Control Process for the Improvement of Mining Activity in Colombia. Consulting contract with Minercol Ltda.

•

Design and preparation of CD Package for international promotion of four areas for the exploration and exploitation of emeralds in the Chivor District, Boyaca, Colombia. Joint Venture with private parties.

•

Supervision of the Technical Appraisal and Control Process for the Improvement of Mining Activity in the Minercol's La Jagua Seccional Area (Atlantico, Magdalena, Bolivar) and the Minercol's Bogota Seccional (Gran Mineria, Cordoba, Cesar y Guajira). For Minercol Ltda.

•

Design and Implementation of the Colombia National Mining Balance. Design Definition and Implementation of a Computer Model and System. For the Colombian Mines Ministry - UPME.

•

Analysis of the National Minerals Market for the Project "MEDC 2000". For Minercol Ltda.

•

Definition of Technical, Economical and Environmental Potentialities and Restrictions for the Development of the Energy - Mining Sector in Colombia. GIS Tool for this Sector Planning. For the Colombian Mines Ministry - UPME.

•

Appraisal and technical concept on the Geological Exploration Program Final Report submitted by Carboandes S.A. to Minercol Ltda. to develop mining operations at La Victoria and El Tesoro areas within the coal region of La Jagua de Ibirico, Cesar, Colombia.

•

Technical supervision of the geoelectrical study to establish the alluvial covering thickness on top of the multi - seam coal deposit at Similoa and Rincon Hondo areas within the La Loma coal basin, Chiriguana and La Jagua, Cesar, Colombia.

•

Drummond Coal Mining Operations appraisal, for Colombian Government, at the Pribbenow Mine in La Loma, Cesar, Colombia.

•

Feasibility study for Fuel Conversion of vehicles to Liquid Petroleum Gas – LPG - in Bogota. Identification and Value Estimation of all Mining Related Equipment, Machinery and Tools of the Colombian Government Property and the Recommendation of their Use and Final Destination.

•

Study for appraisement of Potential Demand of Fuel Gases in Colombia. Technical and Administrative Supervision of the Exploration, Geological Evaluation and Industrial Characterization of Gypsum Deposits in the Area of Paez-Miraflores, Boyaca, Colombia. Advisory to INGWE Coal Corporation Ltd. from South Africa.

•

Study for the Appraisement of Potential Substitution of Firewood for Mineral Coal in Colombia.

•

Definition / Preparation of Bid Terms, Contracts Preparation and Negotiations. Installation of a Plant for Grinding / Treatment of Industrial Minerals. Commercialization of Industrial Minerals.

•

Surface and Underground Geology and Mining Development Adviser. Managing and coordinating Several Matters before Government Entities.

•

POSITIONS: Covenas Terminal Construction Manager, Executive Assistant to the Covenas Terminal Operations Manager and Executive Assistant of the Cano Limon Field General Maintenance/Construction and the Pipeline/Terminal Operations Manager.

•

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

•

POSITIONS: Geologist, Field Geological Supervisor, Field Exploration Resident, Projects Director, Field Operations Director, Senior Engineer, Assistant to Cerrejon Coal Project Director and Project Administration Manager.

•

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

•

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

•

Geological exploration for coal in Texas, Louisiana, Alabama, Arkansas, Tennessee, West Virginia. Drilling and core description, mapping, log correlation, and evaluation.

ILLINOIS STATE GEOLOGICAL SURVEY.

•

Training on general coal geology, mapping and underground mine development. Correlation of electrical logs. Structural geology application for underground mapping and mine development. Drilling and core description and correlation.

INGEOMINAS(Instituto Nacional de Investigaciones Geologico Mineras de Colombia).

•

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

To date, the number of his publications exceeds the 2000 mark. 150 of which are academic. The majority of his articles and papers have been published by the Borsen-Zeitung (11 years of collaboration), the Frankfurter Allgemeine (2 years), Finance and Wirtschaft (over 20 years) and Die Welt (1 year). He can be found under "B" in all additions of: Who's Who in the World" from 1991 to 2009. He teaches at two elite business schools, works in public and international relations, advises a number of commodity and mining companies and is a member of Rotary International.

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

LABOR FORCE

Over the quarter ending November 30, 2011 the company has employed casual part-time labor, as required.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011

We incurred operating expenses of $489,383 for the six months ended November 30, 2011. These expenses consisted of general operating expenses incurred in connection with day to day operation of our business. We have taken on 4 mineral resource concessions in Colombia. We sent a geological team to Colombia to examine several properties in Colombia. We had paid the sum of $350,000 in preparation of the acquisition of the properties starting in the previous year. We have spent a considerable effort on examining title to the properties and determining ownership issues. The issue of title opinions has caused a delay in our planning. We are confident now and we will begin our next phase of exploration.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenue attain profitability. There can be no assurance that we will ever reach profitability. We are still developing our business.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at November 30, 2011 was $nil with outstanding liabilities of $1,790,681 and loans payable of $1,131,753.

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

HOLDERS OF OUR COMMON STOCK

As of November 30, 2011, we had approximately 270 stockholder(s) of record holding 141,200,000 shares of our common stock.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of November 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of November 30, 2011.

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

As of November 30, 2011, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of November 30, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2011:

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

(iii) Ineffective controls over period end financial disclosure and reporting processes.

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended November 30, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending November 30, 2011.

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