Form 10-Q
period 2012-02-29
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

We had a total of 143,900,000 shares of common stock issued and outstanding at April 13, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended February 29, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

Orofino Gold Corp.

(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

Assets Current Assets	February 29, 2012	May 31, 2011
	Unaudited	Unaudited

Prepaid expense	$12,385	$-
Total Current Assets	12,385	-
Non-Current Assets
Mineral Properties	510,000	510,000
Total Non-Current Assets	510,000	510,000
Total Assets	$522,385	$510,000
Liabilities
Current Liabilities
Accounts Payable	$212,816	$107,101
Loans payable	1,316,720	756,349
Convertible loans	430,193	424,088
Total Current Liabilities	1,959,729	1,287,538
Total Liabilities	1,959,729	1,287,538
Stockholders' Deficiency
Common Stock, $0.001 par value 250,000,000 Common Shares Authorized 143,900,000 Shares Issued	143,900	140,650
Additional Paid-in capital	773,317	752,192
Deficit	(2,355,397)	(1,671,216)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,437,344)	(777,538)
Total Liabilities and Stockholders' Equity	$522,385	$510,000

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

					From Inception
	For the three		For the nine		(April 12, 2005)
	months ended		months ended		to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$116,326
Expenses
Advertising and Promotion	-	26,461	7,450	125,000	74,262
Consulting fees	2,549	5,000	2,549	72,000	222,700
General and Administrative	29,416	4,117	187,800	24,168	376,093
Imputed Interest	-	-	-	-	1,967
Interest	41,328	14,154	109,372	61,649	212,387
Management fees	18,000	-	53,000	43,000	112,000
Mineral exploration expense	103,505	72,088	324,010	100,819	860,362
Write off of mineral acquisition cost	-	-	-	-	500,000
Wages and Salary	-	-	-	-	111,952
Total Expenses	194,798	121,820	684,181	426,636	2,471,723
Provision for income tax	-	-	-	-	-
Net Income (Loss)	$(194,798)	$(121,820)	$(684,181)	$(426,636)	$(2,355,397)

Basic loss per common share	$(0.0014)	$(0.0018)	$(0.0049)	$(0.0065)
Diluted loss per common share	$(0.0010)	$(0.0010)	$(0.0034)	$(0.0035)

Weighted Average Number of Common Shares	140,856,436	66,092,308	140,856,436	66,092,308
Shares issuable for convertible loans	60,059,067	56,545,067	60,059,067	56,545,067

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY
From inception (April 12, 2005) to February 29, 2012
(Stated in US Dollars)
Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31, 2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31, 2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125	-	-	24,375
Net (Loss) for the period ending February 29, 2012	-	-	-	-	(684,181)	(684,181)
Balance, February 29, 2012	143,900,000	$143,900	$755,767	$836	$(2,355,397)	$(1,437,344)

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
Unaudited

	For the three		For the nine		From inception
	months ended		months ended		(April 12, 2005)
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012
Operating Activities
Net income (loss)	$(194,798)	$(121,820)	$(684,181)	$(426,636)	$(2,355,397)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	-	-	1,967
Accrued interest on loans	40,933	19,501	108,101	66,996	211,116
Write off mineral property costs	-	-	-	-	500,000
Shares issued for services	-	-	-	-	78,000
Accounts payable	(5,996)	(105,060)	105,715	(17,750)	237,111
Prepaid expenses	5,500	-	(12,385)	-	(12,385)
Net cash used in operating activities	(154,361)	(207,379)	(482,750)	(377,390)	(1,339,588)

Financing Activities
Loans	154,361	253,161	482,750	423,172	1,480,252
Contributed Capital	-	-	-	-	7,500
Common shares issued	-	-	-	-	1,000
Net cash provided by financing activities	154,361	253,161	482,750	423,172	1,488,752

Investing Activities
Acquisition of mineral properties	-	(45,782)	-	(45,782)	(150,000)
Net cash provided by investing activities	-	(45,782)	-	(45,782)	(150,000)

Effect of exchange rate on cash	-	-	-	-	836
Cash at beginning of period	-	-	-	-	-
Cash at end of period	$-	$-	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Tax	$-	$-	$-	$-	$-
Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-	$-	$-	$174,000
Stock issued for convertible debentures and interest	$20,250	$-	$24,375	$-	$372,750
Share issued for mineral property acquisition	$-	$-	$-	$-	$360,000

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 29, 2012.

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

Orofino Gold Corp.

Notes to the Financial Statements

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $2,355,397 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4.

PREPAID EXPENSE

The Company's attorney received a retainer of $25,000 of which $12,615 has been expensed leaving a balance of $12,385 for future work.

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

February 29, 2012	May 31, 2011
$1,316,720	$756,349

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

	February 29, 2012	May 31, 2011
Balance, at beginning of period	$424,088	$-
Convertible debt additions	-	752,572
Accrued interest	30,480	19,891
	454,568	772,463
Converted into shares	(4,125)	(348,375)
Balance, end of period	$450,443	$424,088
Conversion price	$0.0075	$0.0075
Number of shares issuable	60,059,067	56,545,067

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

Orofino Gold Corp.

Notes to the Financial Statements

8.

CAPITAL STOCK continued

Warrants

(i) Warrant transactions are summarized as follows:

	For the nine		For the
	months ended	Weighted	year ended	Weighted
	February 29,	average	May 31,	average
	2012	exercise price	2011	exercise price
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00

At February 29, 2012 the Company has outstanding warrants, exercisable as follows:

Number	Exercise Price	Expiry Date
5,000,000	$ 1.00	December 31, 2012

The warrants may be exercised to purchase 5,000,000 shares at $1.00 each until December 31, 2012 or may be surrendered for the receipt of 2,500,000 restricted shares.

9.

RELATED PARTY TRANSACTIONS

The following expenses were incurred with directors and officers of the Company

	For the nine	For the nine
	months ended	months ended
	February 29,	February 28,
	2012	2011
Management fees	$53,000	$43,000
Total	$53,000	$43,000

As at February 29, 2012 accounts payable included $22,000 (May 31, 2011 - $40,000) owing to officers and directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

10.

INCOME TAXES

No provision for federal income taxes has been recognized for the years ended May 31, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential. Deferred tax assets and liabilities at May 31, 2011 and 2010 totaled a net deferred tax asset of $505,000 and $350,000, respectively. At May 31, 2011 and 2010, the Company provided a full valuation allowance due to uncertainty regarding the realizability of these tax asset.

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

•

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

LABOR FORCE

Over the quarter ending February 29, 2012 the company has employed casual part-time labor, as required.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

We incurred operating expenses of $684,181 for the nine months ended February 29, 2012. These expenses consisted of general operating expenses incurred in connection with day to day operation of our business. We have taken on 4 mineral resource concessions in Colombia. We sent a geological team to Colombia to examine several properties in Colombia. We had paid the sum of $350,000 in preparation of the acquisition of the properties starting in the previous year. We have spent a considerable effort on examining title to the properties and determining ownership issues. The issue of title opinions has caused a delay in our planning. We are confident now and we will begin our next phase of exploration.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at February 29, 2012 was $nil with outstanding liabilities of $1,989,729 and loans payable of $1,316,720. A total of 9,600,000 shares were issued at a fair value of $174,000 to reduce debt. A total of 6 million shares have been returned for cancellation. A further 600,000 shares were issued for services at a fair value of $60,000.

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

HOLDERS OF OUR COMMON STOCK

As of February 29, 2012, we had approximately 270 stockholder(s) of record holding 143,900,000 shares of our common stock.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of February 29, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of February 29, 2012.

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

As of February 29, 2012, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 29, 2012 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 29, 2012:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended February 29, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending February 29, 2012.

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

April 13, 2012        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2012        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President, Treasurer and Chief

                            Financial Officer (Principal Executive Officer

                            and Principal Accounting Officer)