Form 10-K
period 2012-05-31
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Yes      .  No  X .

As of May 31, 2012 the registrant had 143,900,000 shares of common stock issued and outstanding.

OROFINO GOLD CORP.

TABLE OF CONTENTS

Item 1. Business

3

Item 1A. Risk Factors

6

Item 2. Properties

11

Item 3. Legal Proceedings

12

Item 4. Submission of Matters to a Vote of Security Holders

12

Item 5. Market for Common Equity and Related Stockholder Matters

13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

25

Item 9A. Controls and Procedures

25

Item 10. Directors, Executive Officers and Control Persons

26

Item 11. Executive Compensation

27

Item 12. Security Ownership of Certain Beneficial Owners and Management

28

Item 13. Certain Relationships and Related Transactions

28

Item 14. Principal Accounting Fees and Services

28

Item 15. Exhibits

28

Signatures

29

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

Labor Force

Over the year ended May 31, 2012 the company has employed casual part-time labor, as required.

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

A number of factors will cause gross margins to fluctuate in future periods. Factors that may harm our business or cause our operating  results to fluctuate include the following: the inability to obtain new customers at reasonable cost; the ability of competitors to offer new or enhanced services or products;  price competition;  the failure to develop marketing  relationships  with key business partners; increases in our marketing and advertising costs; increased fuel costs and increased  labor costs that can affect demand for cleaning  equipment;  the amount  and timing of  operating  costs and  capital  expenditures  relating  to expansion  of  operations;  a change to or  changes to  government  regulations; seasonality and a general economic slowdown.  Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the year ended May 31, 2012.

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

We incurred operating expenses of $840,726 for the year ended May 31, 2012. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. Our net loss for the year ending May 31, 2012 was $840,726. The main expense is mineral exploration expense of $399,534. The Company has performed due diligence on the mineral titles and is satisfied that proper ownership has been established.

The following table provides selected financial data about our company for the years ended May 31, 2012 and 2011.

Balance Sheet Data:	May 31, 2012	May 31, 2011
Cash	$ nil	$ nil
Total assets	$ 522,315	$510,000
Total liabilities	$ 2,116,204	$1,287,538
Shareholders’ deficit	$ 1,593,889	$777,538

Liquidity and Capital Resources

Our cash balance at May 31, 2012 was $nil with outstanding liabilities of $2,116,204. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

A total of 9,600,000 shares were issued at a fair value of $96,000 to reduce debt. A further 600,000 shares were issued for services at a fair value of $78,000.

The Company has been funded by way of loans at an annual rate of interest of 10%. On January 18, 2011 the Company issued convertible debentures to debt holders to issue shares at $0.0075 per share. A total of some 100,342,933 shares are issuable at $0.0075 each to repay debt of some $752,572. As at May 31, 2012 49,950,000 shares have been issued to reduce debt of $307,125. A total of $623 010 being loans payable at July 18, 2010 was converted and the balance of $129,562 was loans payable to January 18, 2011. Pursuant to the terms of the convertible notes any shares issued will be restricted shares according to the following paragraphs included in the terms of the agreement:

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

ITEM 8. FINANCIAL STATEMENTS

Orofino Gold Corp.

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

Assets Current Assets	May 31, 2012	May 31, 2011
	Unaudited	Unaudited

Cash	$12,315	$-
Total Current Assets	12,315	-
Non-Current Assets
Mineral Properties	510,000	510,000
Total Non-Current Assets	510,000	510,000
Total Assets	$522,315	$510,000
Liabilities
Current Liabilities
Accounts Payable	$227,576	$107,101
Loans payable	1,438,997	756,349
Convertible loans	449,631	424,088
Total Current Liabilities	2,116,204	1,287,538
Total Liabilities	2,116,204	1,287,538
Stockholders' Deficiency
Common Stock, $0.001 par value 250,000,000 Common Shares Authorized 143,900,000 Shares Issued	143,900	140,650
Additional Paid-in capital	773,317	752,192
Deficit	(2,511,942)	(1,671,216)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,593,889)	(777,538)
Total Liabilities and Stockholders' Equity	$522,315	$510,000

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

			From inception
			(April 12, 2005)
	For the years ended		to
	May 31, 2012	May 31, 2011	May 31, 2012
Revenue	$-	$-	$116,326
Expenses
Advertising and Promotion	9,533	65,000	76,345
Consulting fees	128,620	115,107	348,771
General and Administrative	79,952	80,436	268,245
Imputed Interest	-	-	1,967
Interest	170,087	103,015	273,102
Management fees	53,000	38,000	112,000
Mineral exploration expense	399,534	130,184	935,886
Write off of mineral acquisition cost	-	500,000	500,000
Wages and Salary	-	-	111,952
Total Expenses	840,726	1,031,742	2,628,268
Provision for income tax	-	-	-
Net Income (Loss)	$(840,726)	$(1,031,742)	$(2,511,942)

Basic loss per common share	$(0.0060)	$(0.0124)
Diluted loss per common share	$(0.0042)	$(0.0074)

Weighted Average Number of Common Shares	141,244,178	83,339,420
Shares issuable for convertible loans	59,950,800	56,545,067

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

From inception (April 12, 2005) to May 31, 2012

(Stated in US Dollars)

Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31, 2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31,2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-	-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$773,317	$836	$(2,511,942)	$(1,593,889)

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Unaudited

			From inception
	For the years ended		(April 12, 2005) to
	May 31, 2012	May 31, 2011	May 31, 2012
Operating Activities
Net income (loss)	$(840,726)	$(1,031,742)	$(2,511,942)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	170,087	103,015	273,102
Write off mineral property costs	-	500,000	500,000
Shares issued for services	-	78,000	78,000
Accounts payable	120,475	(7,693)	251,871
Prepaid expenses	-	2,076	-
Net cash used in operating activities	(550,164)	(356,344)	(1,728,731)

Financing Activities
Loans	562,479	506,344	1,559,981
Contributed Capital	-	-	7,500
Common shares issued to founders @ @0.0001 per share	-	-	1,000
Net cash provided by financing activities	562,479	506,344	1,568,481

Investing Activities
Acquisition of mineral properties	-	(150,000)	(150,000)
Net cash provided by investing activities	-	(150,000)	(150,000)

Effect of exchange rate on cash	-	-	836
Cash at beginning of period	-	-	-
Cash at end of period	$12,315	$-	$12,315

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-	$174,000
Stock issued for convertible debentures and interest	$24,375	$-	$372,750
Share issued for mineral property acquisition	$-	$-	$360,000

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2012.

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

Orofino Gold Corp.

Notes to the Financial Statements

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $2,653,841 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4.

PREPAID EXPENSE

The Company's attorney received a retainer of $25,000 of which $12,685 has been expensed leaving a balance of $12,315 for future work.

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

May 31, 2012	May 31, 2011
$1,438,997	$756,349

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

	May 31, 2012	May 31, 2011
Balance, at beginning of period	$424,088	$-
Convertible debt additions	-	752,572
Accrued interest	49,918	19,891
	474,006	772,463
Converted into shares	(24,375)	(348,375)
Balance, end of period	$449,631	$424,088
Conversion price	$0.0075	$0.0075
Number of shares issuable	59,950,800	56,545,067

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

Orofino Gold Corp.

Notes to the Financial Statements

8.

CAPITAL STOCK continued

Warrants

(i) Warrant transactions are summarized as follows:

	For the		For the
	year ended	Weighted	year ended	Weighted
	May 31,	average	May 31,	average
	2012	exercise price	2011	exercise price
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00

At May 31, 2012 the Company has outstanding warrants, exercisable as follows:

Number	Exercise Price	Expiry Date
5,000,000	$ 1.00	December 31, 2012

The warrants may be exercised to purchase 5,000,000 shares at $1.00 each until December 31, 2012 or may be surrendered for the receipt of 2,500,000 restricted shares.

9. RELATED PARTY TRANSACTIONS

The following expenses were incurred with directors and officers of the Company

	For the	For the
	year ended	year ended
	May 31,	May 31,
	2012	2011
Management fees	$53,000	$68,000
Total	$53,000	$68,000

As at May 31, 2012 accounts payable included $22,000 (May 31, 2011 - $40,000) owing to officers and directors.

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

At May 31, 2012, the Company has net operating loss carry forwards totaling approximately $2.2 million for federal income tax purposes, which may be carried forward in varying amounts until the time when they begin to expire in 2029 through 2031.

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

As of May 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2012.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending May 31, 2012:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Ary Pernett	Past President, and Director	2012 2011 2010	$53,000 $38,000 $nil	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
John Martin	Past President, Secretary and Director	2012 2011 2010	$nil $ nil $21,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Shi Long Ning	President	2012 2011 2010	$nil $nil $nil	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Item 14. Principal Accounting Fees and Services

For the year ended May 31, 2012, the total fees charged to the company for audit services, audit-related services and tax services including quarterly reviews, were $4,500.

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

May 31, 2012

Orofino Gold Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 31, 2012

Orofino Gold Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President, Treasurer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)