Form 10-Q
period 2012-08-31
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012

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

We had a total of 157,400,000 shares of common stock issued and outstanding at November 15, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended August 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

Orofino Gold Corp.

(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

Assets Current Assets	August 31, 2012	May 31, 2012
	Unaudited	Unaudited

Cash	$5,613	$12,315
Total Current Assets	5,613	12,315
Non-Current Assets
Mineral Properties	510,000	510,000
Total Non-Current Assets	510,000	510,000
Total Assets	$515,613	$522,315
Liabilities
Current Liabilities
Accounts Payable	$271,470	$227,576
Loans payable	1,149,871	1,438,997
Convertible loans	686,177	449,631
Total Current Liabilities	2,107,518	2,116,204
Total Liabilities	2,107,518	2,116,204
Stockholders' Deficiency
Common Stock, $0.001 par value 250,000,000 Common Shares Authorized 157,400,000 Shares Issued	157,400	143,900
Additional Paid-in capital	861,067	773,317
Deficit	(2,611,208)	(2,511,942)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,591,905)	(1,593,889)
Total Liabilities and Stockholders' Equity	$515,613	$522,315

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

			From inception
			(April 12, 2005)
	For the three months ended		to
	August 31, 2012	August 31, 2011	August 31, 2012
Revenue	$-	$-	$116,326
Expenses
Advertising and Promotion	-	-	76,345
Consulting fees	-	-	348,771
General and Administrative	1,857	144,134	270,102
Imputed Interest	-	-	1,967
Interest	46,272	32,127	319,374
Management fees	-	17,000	112,000
Mineral exploration expense	51,137	95,505	987,023
Write off of mineral acquisition cost	-	-	500,000
Wages and Salary	-	-	111,952
Total Expenses	99,266	288,766	2,727,534
Provision for income tax	-	-	-
Net Income (Loss)	$(99,266)	$(288,766)	$(2,611,208)

Basic loss per common share	$(0.0007)	$(0.0021)
Diluted loss per common share	$(0.0004)	$(0.0014)

Weighted Average Number of Common Shares	152,356,044	140,660,856
Shares issuable for convertible loans	91,490,267	59,950,800

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY
From inception (April 12, 2005) to August 31, 2012
(Stated in US Dollars)
Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31, 2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31, 2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-	-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$773,317	$836	$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	13,500,000	13,500	87,750	-	-	101,250
Net (Loss) for the period ending August 31, 2012	-	-	-	-	(99,266)	(99,266)
Balance, August 31, 2012	157,400,00	$157,400	$861,067	$836	$(2,611,208)	$(1,591,905)

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
Unaudited

			From inception
	For the three months ended		(April 12, 2005) to
	August 31, 2012	August 31, 2011	August 31, 2012
Operating Activities
Net income (loss)	$(99,266)	$(304,816)	$(2,611,208)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	46,272	47,495	319,374
Write off mineral property costs	-	-	500,000
Shares issued for services	-	60,000	78,000
Accounts payable	43,894	27,310	295,765
Net cash used in operating activities	(9,100)	(170,011)	(1,416,102)

Financing Activities
Loans	2,398	170,011	1,562,379
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing activities	2,398	170,011	1,570,879

Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing activities	-	-	(150,000)

Effect of exchange rate on cash	-	-	836
Cash at beginning of period	12,315	-	-
Cash at end of period	$5,613	$-	$5,613

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-	$174,000
Stock issued for convertible debentures and interest	$101,250	$-	$474,500
Share issued for mineral property acquisition	$-	$-	$360,000

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2012.

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

Orofino Gold Corp.

Notes to the Financial Statements

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $2,611,208 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4.

PREPAID EXPENSE

The Company's attorney received a retainer of $25,000 of which $19,387 has been expensed leaving a balance of $5,613 for future work.

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

August 31, 2012	May 31, 2012
$1,149,871	$1,438,997

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

	August 31, 2012	May 31, 2012
Balance, at beginning of period	$449,631	$424,088
Convertible debt additions	325,470	-
Accrued interest	12,326	49,918
	787,427	474,006
Converted into shares	(101,250)	(24,375)
Balance, end of period	$686,177	$449,631
Conversion price	$0.0075	$0.0075
Number of shares issuable	91,490,267	59,950,800

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

Orofino Gold Corp.

Notes to the Financial Statements

8.

CAPITAL STOCK continued

Warrants

(i) Warrant transactions are summarized as follows:

	For the three		For the
	months ended	Weighted	year ended	Weighted
	August 31,	average	May 31,	average
	2012	exercise price	2012	exercise price
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance	5,000,000	$ 1.00	5,000,000	$ 1.00

At August 31, 2012 the Company has outstanding warrants, exercisable as follows:

Number	Exercise Price	Expiry Date
5,000,000	$ 1.00	December 31, 2012

The warrants may be exercised to purchase 5,000,000 shares at $1.00 each until December 31, 2012 or may be surrendered for the receipt of 2,500,000 restricted shares.

9. RELATED PARTY TRANSACTIONS

The following expenses were incurred with directors and officers of the Company

	For the three	For the three
	months ended	months ended
	August 31,	August 31,
	2012	2011
Management fees	$-	$17,000
Total	$-	$17,000

As at August 31, 2012 accounts payable included $22,000 (May 31, 2011 - $40,000) owing to officers and directors.

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

We incurred operating expenses of $99,266 for the three months ended August 31, 2012. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. Our net loss for the three months ending August 31, 2012 was $99,266. The main expense is mineral exploration expense of $51,137. The Company has performed due diligence on the mineral titles and is satisfied that proper ownership has been established.

Liquidity and Capital Resources

Our cash balance at August 31, 2012 was $nil with outstanding liabilities of $2,107,518. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

A total of 13,500,000 shares were issued at a fair value of $101,250 to reduce debt.

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

Holders of Our Common Stock.

As of August 31, 2012, we had approximately 274 stockholder(s) of record holding 157,400,000 shares of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of August 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of August 31, 2012.

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

As of August 31, 2012, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of August 31, 2012 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2012:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended August 31, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending August 31, 2012.

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

November 30, 2012        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 30, 2012        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President, Treasurer and Chief

                            Financial Officer (Principal Executive Officer

                            and Principal Accounting Officer)