Form 10-K
period 2013-05-31
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Yes      .  No  X .

As of May 31, 2013 the registrant had 245,400,000 shares of common stock issued and outstanding.

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

Labor Force

Over the year ended May 31, 2013 the company has employed casual part-time labor, as required.

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

The Company wrote off the acquisition costs and accrued exploration costs at May 31, 2013.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the year ended May 31, 2013.

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

We incurred expenses of $524,135 for the year ended May 31, 2013. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. The main expense is mineral acquisition expense of $450,000. The Company has performed due diligence on the mineral titles and is satisfied that proper ownership has been established.

The following table provides selected financial data about our company for the years ended May 31, 2013 and 2012.

Balance Sheet Data:	May 31, 2013	May 31, 2012
Cash	$ nil	$ nil
Total assets	$ 65,796	$ 522,315
Total liabilities	$ 1,422,570	$ 2,116,204
Shareholders’ deficit	$ 1,356,774	$ 1,593,889

Liquidity and Capital Resources

Our cash balance at May 31, 2013 was $nil with outstanding liabilities of $1,422,570. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

The Company has been funded by way of loans at an annual rate of interest of 10%. On January 18, 2011 the Company issued convertible debentures to debt holders to issue shares at $0.0075 per share. A total of some 100,342,933 shares are issuable at $0.0075 each to repay debt of some $752,572. A total of $623 010 being loans payable at July 18, 2010 was converted and the balance of $129,562 was loans payable to January 18, 2011. Pursuant to the terms of the convertible notes any shares issued will be restricted shares according to the following paragraphs included in the terms of the agreement.

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

ITEM 8. FINANCIAL STATEMENTS

Orofino Gold Corp.

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

Assets Current Assets	May 31, 2013	May 31, 2012
	Unaudited	Unaudited

Cash	$5,796	$12,315
Total Current Assets	5,796	12,315
Non-Current Assets
Mineral Properties	60,000	510,000
Total Non-Current Assets	60,000	510,000
Total Assets	$65,796	$522,315
Liabilities
Current Liabilities
Accounts Payable	$94,208	$227,576
Loans payable	613,568	1,438,997
Convertible loans	714,794	449,631
Total Current Liabilities	1,422,570	2,116,204
Total Liabilities	1,422,570	2,116,204
Stockholders' Deficiency
Common Stock, $0.001 par value 250,000,000 Common Shares Authorized 245,400,000 Shares Issued	245,400	143,900
Additional Paid-in capital	1,433,067	773,317
Deficit	(3,036,077)	(2,511,942)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,356,774)	(1,593,889)
Total Liabilities and Stockholders' Equity	$65,796	$522,315

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

			From inception
			(April 12, 2005)
	For the years ended		to
	May 31, 2013	May 31, 2012	May 31, 2013
Revenue	$-	$-	$116,326
Expenses
Advertising and Promotion	1,286	9,533	77,631
Consulting fees	-	2,549	348,771
General and Administrative	12,507	206,023	280,752
Imputed Interest	-	-	1,967
Interest	177,033	170,087	450,135
Management fees	23,000	53,000	135,000
Mineral exploration expense (recovery)	(147,976)	399,534	787,910
Write off of mineral acquisition cost	450,000	-	950,000
Wages and Salary	8,285	-	120,237
Total Expenses	524,135	840,726	3,152,403
Provision for income tax	-	-	-
Net Income (Loss)	$(524,135)	$(840,726)	$(3,036,077)

Basic loss per common share	$(0.0030)	$(0.0060)
Diluted loss per common share	$(0.0012)	$(0.0042)

Weighted Average Number of Common Shares	173,207,694	141,244,178
Shares issuable for convertible loans	268,184,757	59,950,800

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

From inception (April 12, 2005) to May 31, 2013

(Stated in US Dollars)

Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31,2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31,2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-	-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$773,317	$836	$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500	659,750	-	-	761,250
Net (Loss) for the period ending May 31, 2013	-	-	-	-	(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	$245,400	$1,433,067	$836	$(3,036,077)	$(1,356,774)

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Unaudited

			From inception
	For the years ended		(April 12, 2005) to
	May 31, 2013	May 31, 2012	May 31, 2013
Operating Activities
Net income (loss)	$(524,135)	$(489,383)	$(3,036,077)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	177,032	67,168	450,134
Write off mineral property costs	450,000	-	950,000
Shares issued for services	-	-	78,000
Accounts payable	(133,367)	111,711	118,504
Prepaid expenses	-	(17,885)	-
Net cash used in operating activities	(30,470)	(328,389)	(1,437,472)

Financing Activities
Loans	23,951	328,389	1,583,932
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing activities	23,951	328,389	1,592,432

Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing activities	-	-	(150,000)

Effect of exchange rate on cash	-	-	836
Cash at beginning of period	12,315	-	-
Cash at end of period	$5,796	$-	$5,796

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-	$174,000
Stock issued for convertible debentures and interest	$761,250	$-	$1,134,000
Share issued for mineral property acquisition	$-	$-	$360,000

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2013.

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

Orofino Gold Corp.

Notes to the Financial Statements

3.

GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,036,077 since its inception. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company’s financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4.

PREPAID EXPENSE

The Company's attorney received a retainer of $25,000 of which $19,204 has been expensed leaving a balance of $5,796 for future work.

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

May 31, 2013	May 31, 2012
$612,435	$1,438,997

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

	May 31, 2013	May 31, 2012
Balance, at beginning of period	$449,631	$424,088
Convertible debt additions	325,470	-
Accrued interest	46,985	49,918
	822,086	474,006
Converted into shares	(101,250)	(24,375)
Balance, end of period	$720,836	$449,631
Conversion price	$0.0075	$0.0075
Number of shares issuable	92,600,000	59,950,800

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

Orofino Gold Corp.

Notes to the Financial Statements

9. RELATED PARTY TRANSACTIONS

The following expenses were incurred with directors and officers of the Company

	For the	For the
	year ended	year ended
	May 31,	May 31,
	2013	2012
Management fees	$-	$53,000
Total	$-	$53,000

As at May 31, 2013 accounts payable included $mil (May 31, 2012 - $22,000) owing to officers and directors.

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

As of May 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2013.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending May 31, 2013:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Ary Pernett	Past President, and Director	2013 2012 2011	$23,000 $53,000 $38,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Shi Long Ning	President	2013 2012 2011	$nil $nil $nil	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Item 14. Principal Accounting Fees and Services

For the year ended May 31, 2013, the total fees charged to the company for audit services, audit-related services and tax services including quarterly reviews, were $nil.

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

May 31, 2013

Orofino Gold Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 31, 2013

Orofino Gold Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President, Treasurer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)