Form 10-Q
period 2013-11-30
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

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

We had a total of 261,400,000 shares of common stock issued and outstanding at November 30, 2013.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

Orofino Gold Corp.

(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

Assets Current Assets	November 30, 2013	May 31, 2013
	Unaudited	Unaudited

Cash	$5,796	$5,796
Total Current Assets	5,796	5,796
Non-Current Assets
Mineral Properties	60,000	60,000
Total Non-Current Assets	60,000	60,000
Total Assets	$65,796	$65,796
Liabilities
Current Liabilities
Accounts Payable	$341,919	$94,208
Loans payable	651,089	613,568
Convertible loans	702,016	714,794
Total Current Liabilities	1,695,024	1,422,570
Total Liabilities	1,695,024	1,422,570
Stockholders' Deficiency
Common Stock, $0.001 par value 250,000,000 Common Shares Authorized 261,400,000 Shares Issued	261,400	245,400
Additional Paid-in capital	1,457,067	1,433,067
Deficit	(3,348,531)	(3,036,077)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,629,228)	(1,356,774)
Total Liabilities and Stockholders' Equity	$65,796	$65,796

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

					From Inception
	For the three		For the six		(April 12, 2005)
	months ended		months ended		to
	November 30,		November 30,		November 30,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$116,326
Expenses
Advertising and Promotion	357	-	1,332	-	78,963
Consulting fees	25,750	-	77,315	-	426,086
General and Administrative	29,538	1,706	85,993	3,563	366,745
Imputed Interest	-	-	-	-	1,967
Interest	29,520	45,860	58,499	92,132	508,634
Management fees	25,750	-	77,315	-	212,315
Mineral exploration expense	-	19,503	12,000	70,640	799,910
Write off of mineral acquisition cost	-	-	-	-	950,000
Wages and Salary	-	-	-	-	120,237
Total Expenses	110,915	67,069	312,454	166,335	3,464,857
Provision for income tax	-	-	-	-	-
Net Income (Loss)	$(110,915)	$(67,069)	$(312,454)	$(166,335)	$(3,348,531)

Basic loss per common share			$(0.0012)	$(0.0011)
Diluted loss per common share			$(0.0006)	$(0.0007)

Weighted Average Number of Common Shares			259,103,297	154,878,021
Shares issuable for convertible loans			254,016,029	92,600,000

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY
From inception (April 12, 2005) to November 30, 2013
(Stated in US Dollars)
Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31, 2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31, 2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-	-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$773,317	$836	$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500	659,750	-	-	761,250
Net (Loss) for the period ending May 31, 2013	-	-	-	-	(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	245,400	1,433,067	836	(3,036,077)	(1,356,774)
Shares issued for convertible debt	16,000,000	16,000	24,000	-	-	40,000
Net (Loss) for the period ending November 30, 2013	-	-	-	-	(312,454)	(312,454)
Balance, November 30, 2013	261,400,000	$261,400	$1,457,067	$836	$(3,348,531)	$(1,629,228)

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
Unaudited

			From inception
	For the six months ended		(April 12, 2005)
	November 30,		to November 30,
	2013	2012	2013
Operating Activities
Net income (loss)	$(312,454)	$(166,335)	$(3,348,531)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	58,499	92,132	508,633
Write off mineral property costs	-	-	950,000
Shares issued for services	-	-	78,000
Accounts payable	247,711	63,802	366,215
Net cash used in operating activities	(6,244)	(10,401)	(1,443,716)

Financing Activities
Loans	6,244	3,699	1,590,176
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing activities	6,244	3,699	1,598,676

Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing activities	-	-	(150,000)

Effect of exchange rate on cash	-	-	836
Cash at beginning of period	5,796	12,315	-
Cash at end of period	$5,796	$5,613	$5,796

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-	$174,000
Stock issued for convertible debentures and interest	$40,000	$101,250	$1,174,000
Share issued for mineral property acquisition	$-	$-	$360,000

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

Notes to the Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Orofino Gold Corp. ("Orofino" or the "Company") was organized under the laws of the State of Nevada on April 12, 2005. Orofino started operations on September 1, 2007 under the "Clean 'N Shine" name operating as a full service automotive car wash, cleaning, detailing, and polishing business generating some revenues. With limited opportunities available the Company decided to look at mineral resources as an alternative business. On May 20, 2009, the Company completed a forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009, the payment date of the forward split was May 19, 2009, and the ex-dividend date of the forward split was May 20, 2009. As a result of the forward split, the post forward split number off issued and outstanding shares was 60,000,000. On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp. and on March 3, 2014 the Company passed a resolution to change its name to Bakken Energy Corp

The Company is an exploration stage gold mining company with its efforts initially focused on what it believes to be under-explored mineral concessions and larger scale development of existing high grade artisanal mining operations. The Company has achieved no operating revenues to date.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2013.

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

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,348,531 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Orofino Gold Corp.

Notes to the Financial Statements

4.

MINERAL PROPERTIES continued

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

In May of 2012 the Company entered into an agreement to develop a mining concession in Peru. The Company can earn a 30% interest by expenditures of $250,000 and a further 40% by expenditures of $1,250,000 within a period ending on December 31, 2014. The vendors have a 3% net smelter return. The Company has incurred expenditures of $75,000 at May 31, 2014.

5.

LOANS PAYABLE

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 10% per annum.

November 30, 2013	May 31, 2013
$620,644	$612,435

6.

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at the conversion price of $0.0075 per share for a total of $541,734, and at a conversion price of $0.0005 per share for a total of $158,000. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	November 30, 2013	May 31, 2013
Balance, at beginning of period	$714,794	$449,631
Convertible debt additions	6,833	849,381
Accrued interest	49,909	177,032
	771,536	1,476,044
Converted into shares	(40,000)	(761,250)
Balance, end of period	$731,536	$714,794
Conversion price	$0.0018	$0.0075
Number of shares issuable	406,408,889	95,305,867

7.

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

On February 19, 2012 the Company issued 2,700,000 restricted shares at $0.0075 each to three parties pursuant to the exercise of convertible debt.

On July 6, 2012 the Company issued 13,500,000 restricted shares at $0.0075 each to four parties pursuant to the exercise of convertible debt.

On March 15, 2013 the Company issued 7,000,000 restricted shares at $0.0075 each to two parties pursuant to the exercise of convertible debt.

On March 18, 2013 the Company issued 8,500,000 restricted shares at $0.0075 each to one party pursuant to the exercise of convertible debt.

On March 19, 2013 the Company issued 8,000,000 restricted shares at $0.0075 each to one party pursuant to the exercise of convertible debt.

On March 20, 2013 the Company issued 8,000,000 restricted shares at $0.0075 each to one party pursuant to the exercise of convertible debt.

On March 21, 2013 the Company issued 9,000,000 restricted shares at $0.0075 each to one party pursuant to the exercise of convertible debt.

On March 22, 2013 the Company issued 10,000,000 restricted shares at $0.0075 each to one party pursuant to the exercise of convertible debt.

Orofino Gold Corp.

Notes to the Financial Statements

7.

CAPITAL STOCK continued

On March 25, 2013 the Company issued 9,000,000 restricted shares at $0.0075 each to two parties pursuant to the exercise of convertible debt.

On March 26, 2013 the Company issued 10,000,000 restricted shares at $0.0075 each to two parties pursuant to the exercise of convertible debt.

On March 27, 2013 the Company issued 11,000,000 restricted shares at $0.0075 each to three parties pursuant to the exercise of convertible debt.

On March 28, 2013 the Company issued 7,500,000 restricted shares at $0.0075 each to one party pursuant to the exercise of convertible debt.

On June 1, 2013 the Company issued 10,000,000 restricted shares at $0.0075 each to two parties pursuant to the exercise of convertible debt.

On June 17, 2013 the Company issued 1,000,000 restricted shares at $0.0075 each to one party pursuant to the exercise of convertible debt.

On August 17, 2013 the Company issued 5,000,000 restricted shares at $0.0075 each to one party pursuant to the exercise of convertible debt.

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

LABOR FORCE

Over the quarter ending November 30, 2013 the company has employed casual part-time labor, as required.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013

We incurred operating expenses of $312,454 for the six months ended November 30, 2013. These expenses consisted of general operating expenses incurred in connection with day to day operation of our business. We have taken on 4 mineral resource concessions in Colombia. We sent a geological team to Colombia to examine several properties in Colombia. We had paid the sum of $350,000 in preparation of the acquisition of the properties starting in the previous year. We have spent a considerable effort on examining title to the properties and determining ownership issues. The issue of title opinions has caused a delay in our planning. We are confident now and we will begin our next phase of exploration.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenue attain profitability. There can be no assurance that we will ever reach profitability. We are still developing our business.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at November 30, 2013 was $nil with outstanding liabilities of $1,695,024 and loans payable of $620,644.

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

HOLDERS OF OUR COMMON STOCK

As of November 30, 2013, we had approximately 270 stockholder(s) of record holding 261,400,000 shares of our common stock.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of November 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of November 30, 2013.

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

As of November 30, 2013, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of November 30, 2013 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2013:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended November 30, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending November 30, 2013.

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

November 30, 2013        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 30, 2013        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President, Treasurer and Chief

                            Financial Officer (Principal Executive Officer

                            and Principal Accounting Officer)