Form 10-Q
period 2014-02-28
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014

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

We had a total of 298,400,000 shares of common stock issued and outstanding at February 28, 2014.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

Orofino Gold Corp.

(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

Assets Current Assets	February 28, 2014	May 31, 2013
	Unaudited	Unaudited

Cash	$5,796	$5,796
Total Current Assets	5,796	5,796
Non-Current Assets
Mineral Properties	60,000	60,000
Total Non-Current Assets	60,000	60,000
Total Assets	$65,796	$65,796
Liabilities
Current Liabilities
Accounts Payable	$419,925	$94,208
Loans payable	620,952	613,568
Convertible loans	826,054	714,794
Total Current Liabilities	1,866,931	1,422,570
Total Liabilities	1,866,931	1,422,570
Stockholders' Deficiency
Common Stock, $0.001 par value 850,000,000 Common Shares Authorized 298,400,000 Shares Issued	298,400	245,400
Additional Paid-in capital	1,438,567	1,433,067
Deficit	(3,538,938)	(3,036,077)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,801,135)	(1,356,774)
Total Liabilities and Stockholders' Equity	$65,796	$65,796

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

					From Inception
	For the three		For the nine		(April 12, 2005)
	months ended		months ended		to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-	$116,326
Expenses
Advertising and Promotion	-	-	1,332	-	78,963
Consulting fees	24,000	-	101,315	-	450,086
General and Administrative	78,880	1,187	164,873	4,750	445,625
Imputed Interest	-	-	-	-	1,967
Interest	63,527	33,639	122,026	125,771	572,161
Management fees	24,000	-	101,315	-	236,315
Mineral exploration expense	-	17,200	12,000	87,840	799,910
Write off of mineral acquisition cost	-	-	-	-	950,000
Wages and Salary	-	-	-	-	120,237
Total Expenses	190,407	52,026	502,861	218,361	3,655,264
Provision for income tax	-	-	-	-	-
Net Income (Loss)	$(190,407)	$(52,026)	$(502,861)	$(218,361)	$(3,538,938)

Basic loss per common share			$(0.0019)	$(0.0014)
Diluted loss per common share			$(0.0010)	$(0.0009)

Weighted Average Number of Common Shares			263,256,617	155,712,150
Shares issuable for convertible loans			242,934,447	92,600,000

The accompanying notes are an integral part of these financial statements.

OROFINO GOLD CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY
From inception (April 12, 2005) to February 28, 2014
(Stated in US Dollars)
Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31, 2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31, 2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-	-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$773,317	$836	$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500	659,750	-	-	761,250
Net (Loss) for the period ending May 31, 2013	-	-	-	-	(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	245,400	1,433,067	836	(3,036,077)	(1,356,774)
Shares issued for convertible debt	53,000,000	53,000	5,500	-	-	58,500
Net (Loss) for the period ending February 28, 2014	-	-	-	-	(502,861)	(502,861)
Balance, February 28, 2014	298,400,000	$298,400	$1,438,567	$836	$(3,538,938)	$(1,801,135)

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
Unaudited

	For the nine		From inception
	months ended		(April 12, 2005)
	February 28,	February 28,	February 28,
	2014	2013	2014
Operating Activities
Net income (loss)	$(502,861)	$(218,361)	$(3,538,938)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	122,026	125,771	572,160
Write off mineral property costs	-	-	950,000
Shares issued for services	-	-	78,000
Accounts payable	368,835	79,317	487,339
Net cash used in operating activities	(12,000)	(13,273)	(1,449,472)

Financing Activities
Loans	12,000	6,571	1,595,932
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing activities	12,000	6,571	1,604,432

Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing activities	-	-	(150,000)

Effect of exchange rate on cash	-	-	836
Cash at beginning of period	5,796	12,315	-
Cash at end of period	$5,796	$5,613	$5,796

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-	$174,000
Stock issued for convertible debentures and interest	$145,000	$101,250	$1,279,000
Share issued for mineral property acquisition	$-	$-	$360,000

The accompanying notes are an integral part of these financial statements.

Orofino Gold Corp.

Notes to the Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Orofino Gold Corp. ("Orofino" or the "Company") was organized under the laws of the State of Nevada on April 12, 2005. Orofino started operations on September 1, 2007 under the "Clean 'N Shine" name operating as a full service automotive car wash, cleaning, detailing, and polishing business generating some revenues. With limited opportunities available the Company decided to look at mineral resources as an alternative business. On May 20, 2009, the Company completed a forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009, the payment date of the forward split was May 19, 2009, and the ex-dividend date of the forward split was May 20, 2009. As a result of the forward split, the post forward split number off issued and outstanding shares was 60,000,000. On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp. and on March 3, 2014 the Company passed a resolution to change its name to Bakken Energy Corp.

The Company is an exploration stage gold mining company with its efforts initially focused on what it believes to be under-explored mineral concessions and larger scale development of existing high grade artisanal mining operations. The Company has achieved no operating revenues to date. The Company has achieved no operating revenues to date. The Company is presently looking at oil and gas properties.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2014.

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

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,538,938 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

February 28, 2014	May 31, 2013
$618,927	$612,435

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

	February 28, 2014	May 31, 2013
Balance, at beginning of period	$714,794	$449,631
Convertible debt additions	12,000	849,381
Accrued interest	80,880	177,032
	807,674	1,476,044
Converted into shares	(145,000)	(761,250)
Balance, end of period	$662,674	$714,794
Conversion price	$0.0018	$0.0075
Number of shares issuable and available	368,152,222	95,305,867

Orofino Gold Corp.

Notes to the Financial Statements

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

On January 24, 2014 the Company issued 13,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On February 24, 2014 the Company issued 13,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On February 27, 2014 the Company issued 11,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

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

LABOR FORCE

Over the quarter ending February 28, 2014 the company has employed casual part-time labor, as required.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014

We incurred operating expenses of $502,861 for the nine months ended February 28, 2014. These expenses consisted of general operating expenses incurred in connection with day to day operation of our business. We have taken on 4 mineral resource concessions in Colombia. We sent a geological team to Colombia to examine several properties in Colombia. We had paid the sum of $350,000 in preparation of the acquisition of the properties starting in the previous year. We have spent a considerable effort on examining title to the properties and determining ownership issues. The issue of title opinions has caused a delay in our planning. We are confident now and we will begin our next phase of exploration.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at February 28, 2014 was $nil with outstanding liabilities of $1,866,931 and loans payable of $620,952.

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

HOLDERS OF OUR COMMON STOCK

As of February 28, 2014, we had approximately 270 stockholder(s) of record holding 298,400,000 shares of our common stock.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of February 28, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of February 28, 2014.

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

As of February 28, 2014, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2014 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2014:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended February 28, 2014, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending February 28, 2014.

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

February 28, 2014        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2014        Orofino Gold Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President, Treasurer and Chief

                            Financial Officer (Principal Executive Officer

                            and Principal Accounting Officer)