Form 10-K
period 2014-05-31
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

Commission file number 333-135354

BAKKEN ENERGY CORP.

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

Large accelerated filer .	Non-accelerated filer .
Accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .  No  X .

As of May 31, 2014 the registrant had 413,400,000 shares of common stock issued and outstanding.

F-1

BAKKEN ENERGY CORP.

TABLE OF CONTENTS

Item 1. Business

3

Item 1A. Risk Factors

6

Item 2. Properties

12

Item 3. Legal Proceedings

13

Item 4. Submission of Matters to a Vote of Security Holders

13

Item 5. Market for Common Equity and Related Stockholder Matters

14

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

27

Item 9A. Controls and Procedures

27

Item 10. Directors, Executive Officers and Control Persons

29

Item 11. Executive Compensation

30

Item 12. Security Ownership of Certain Beneficial Owners and Management

30

Item 13. Certain Relationships and Related Transactions

31

Item 14. Principal Accounting Fees and Services

31

Item 15. Exhibits

31

Signatures

32

Part I

Item 1. Business

Summary

Overview

Bakken Energy Corp. (“Orofino” or the “Company”) was organized under the laws of the State of Nevada on April 12, 2005.  Orofino is a development stage company and has a limited history of operations. The authorized share capital of the Company is 250,000,000 common shares.

Bakken Energy Corp. started operations on September 1, 2007 under the "Clean `N Shine" name. Prior to this, the company had no operations from inception (April 12, 2005) to November 30, 2007. On September 1, 2007, Orofino began operating as a full service automotive car wash, cleaning, detailing, and polishing business. The company has generated revenues from cleaning and car care services specifically, automotive upholstery and leather cleaning and automotive interior and exterior cleaning and washing.

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

On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp. On March 3, 2014 the Company passed a resolution to change its name to Bakken Energy Corp. On December 5, 2009, the Company accepted the resignation of its President, Secretary and director, Robert Denman, and appointed John Martin as a Director of the Company, effective as of equal date. On June 6, 2010 John Martin resigned and Shi Long Ning, a resident of China, was appointed as a director. On February 28, 2011, Ary Pernett, a resident of Colombia; Alfonso Calderon, also a resident of Colombia and Dr, Hans Bocker, a resident of Switzerland joined the board. On January 7, 2011, Salvaldor Rivero, a resident of Germany, was appointed to the board. On December 23, 2011 Ary Pernett resigned. Mr. Pernett was the Company’s main field representative in Colombia for many years from 2010 to 2014. On May 15, 2012 Alfonso Calderon resigned and on June 25, 2012, Salvaldor Rivero resigned. On May 15, 2012 Shi Long became CEO. On April 2, 2014 Shi Long Ning assumed the roles of president and chairman. Michael James is taking over as CEO. Shi Long remains acting CFO, acting CEO and president.

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

1982- 1984: Carbones de Urabá (Coals of Urabá, a coal Enterprise exploring for Coal in Urabá area, Antioquia State, Colombia

1985 -1992: Personal activity in mining; exploration in alluvial deposits and assistance for small miners

1993 – 2000: CDI Gold Company in the Zancudo Mine, Titiribí, Antioquia State, Colombia, as partner, consultant, and at the ent as resident engineer in the mine site.

2000 – 2010: Personal Business in wood home construction, Cars, Computers, in Mexico.

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

Michael James

Mr. James is a registered Professional Geologist in Oregon and Colombia, South America where he lived and practiced for 20 years (1979-99). He has been practicing geology for 35 years and is bilingual English and Spanish.  His experience in Colombia involved working with the Engineering Geology in the planning of large scale hydroelectric projects and a transportation corridor through the Central Andes Cordillera before joining the Colombian Government Geological Service (INGEOMINAS) in extensive tectonic and lithology mapping campaigns.  Later, there, he was part of a team dedicated to evaluation of geologic risks of many urban areas and the presentation of multi-faceted solutions designed in multidisciplinary coordination groups.  After leaving government service he carried out several precious and strategic metal resource evaluations in several area of Colombia.

Labor Force

Over the year ended May 31, 2014 the company has employed casual part-time labor, as required.

Mining Concessions

On April 6, 2010, the Company counter-signed an offer for joint venture-earn-in to option several mining concessions in the Department of Bolivar, Republic of Colombia.  Pursuant to various stages of due diligence it was determined that the best way of obtaining title to the various target mineral properties was to enter into new agreements. On November 15, 2010 the Company entered into four agreements. The terms of the new agreements allow for the Company to acquire an 80% interest in four mining concessions. The agreements were amended on April 18, 2011. However, the Company was unable to make the October 1, 2011 payment under the amended formula. On March 1, 2012 the Company amended the acquisition agreements again on a basis of reducing the number of properties from 4 to 2 and reducing the payment schedule. A summary of the terms and ongoing payment obligations are as follows:

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

The Company has also acquired an interest in a property in Peru. the Company entered into an agreement to develop a mining concession in Peru. The Company can earn a 30% interest by expenditures of $250,000 and a further 40% by expenditures of $1,250,000. within a period ending on December 31, 2014.  The vendors have a 3% net smelter return. The Company has incurred expenditures of $125,000 at May 31, 2014.

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

Recent re-thinking of the geology of at least the northern San Lucas area superimposes an additional Tertiary magmatic even upon the region. Although not yet strongly evidenced, it attempts to account for the widespread occurrence of relatively flat-lying and undeformed, high level volcanic\pyroclastic lithotypes, as described above, which may lie directly upon deformed in intrusive\gneissic basement and lack obvious correlatives in other parts of the northern Cordillera Central.

Mineral Concessions - Peru

Don Bosco Project is located in volcanic rocks of Tertiary age belonging to Tacaza Group. The Don Bosco Project is located within the Miocene mining district in an epithermal Au - Ag and polymetallic area. The epithermal deposit corresponding E-W elongated structures is up to 300 m long. Lithology: gray porphyritic andesites belonging to Tacaza Fm; This sequence of volcanic rocks were cut by hydrothermal breccias with clasts and altered andesite sub altered and silica matrix mineralization Limonite with native gold, copper and minerals exotic Fierro (specularite). Alteration: Strongly silicified, predominantly massive silica, silica outcrops alunite and silica clay seen at the edges of the ore body. structural controls: Dominated by structures N70-80 ° E, cutting structures N30 ° W, parallel to the Andean course. Mineralization: Focuses mainly in hydrothermal breccias matrix filled with oxides of Fe (jarosite, goethite) which act as feeders Au ore body. Presence of barite crystals also have good relationship with gold.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Submission of Matters to a Vote of Security Holders

The Company declared a 10% stock dividend to all shareholders of record as of April 15, 2014. A majority of consents was received authorizing the dividend.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

Our common stock is listed for trading under the symbol “BKEN”.

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

We incurred operating expenses of $649,587 for the year ended May 31, 2014. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. Our net loss for the year ending May 31, 2013 was $524,135. The main expenses are mineral exploration expense of $137,000 and interest expense on loans of $222,049. The Company has performed due diligence on the mineral titles and is satisfied that proper ownership has been established.

The following table provides selected financial data about our company for the years ended May 31, 2014 and 2013.

Balance Sheet Data:	May 31, 2014		May 31, 2013
Cash	$2,000	$	nil
Total assets	$62,000		$65,796
Total liabilities	$1,952,361		$1,422,570
Shareholders’ deficit	$1,890,361		$1,356,361

Liquidity and Capital Resources

Our cash balance at May 31, 2014 was $2,000 with outstanding liabilities of $1,952,361. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

Loans Payable:

The Company has been funded by way of loans at an annual rate of interest of 10% to 15%.

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 10% to 15% per annum.

May 31, 2014	May 31, 2013
$698,366	$613,568

The Company has concluded agreements to convert a portion of loans payable into convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at the conversion price of $0.0075 per share for debt of $136,394, a price of $0.0025 for debt of $464,477, and at a conversion price of $0.0005 per share for debt of $156,868. The holders are limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	May 31, 2014	May 31, 2013

Balance, at beginning of period	$714,794	$449,631
Convertible debt additions	96,795	849,381
Accrued interest	97,049	177,032
	908,638	1,476,044
Converted into shares	(116,000)	(761,250)
Balance, end of period	$792,638	$714,794
Weighted average conversion price	$0.0018	$0.0075
Number of shares issuable	531,672,251	95,305,867

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

ITEM 8. FINANCIAL STATEMENTS

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

Assets Current Assets	May 31, 2014	May 31, 2013
	Unaudited	Unaudited

Cash	$2,000	$-
Prepaid expenses	-	5,796
Total Current Assets	2,000	5,796
Non-Current Assets
Mineral Properties	60,000	60,000
Total Non-Current Assets	60,000	60,000
Total Assets	$62,000	$65,796
Liabilities
Current Liabilities
Accounts Payable	$461,357	$94,208
Loans payable	698,366	613,568
Convertible loans	792,638	714,794
Total Current Liabilities	1,952,361	1,422,570
Total Liabilities	1,952,361	1,422,570
Stockholders' Deficiency
Common stock, par value $0.001 per share – 850,000,00 Common Shares Authorized	413,400	245,400
Additional Paid-in capital	1,381,067	1,433,067
Deficit	(3,685,664)	(3,036,077)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,899,361)	(1,356,774)
Total Liabilities and Stockholders’ Equity	$62,000	$65,796

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

Revenue	For the year ended May 31, 2014	For the year ended May 31, 2013	From inception (April 12, 2005) to May 31, 2014
	$-	$-	$116,326
Expenses
Advertising and Promotion	1,332	1,286	78,963
Consulting fees	120,715	-	469,486
General and Administrative	91,176	12,507	371,928
Imputed Interest	-	-	1,967
Interest	222,049	177,033	672,184
Management fees	77,315	23,000	212,315
Mineral exploration expense	137,000	(147,976)	924,910
Write off of mineral acquisition cost	-	450,000	950,000
Wages and Salary	-	8,285	120,237
Total Expenses	649,587	524,135	3,801,990
Provision for income tax	-	-	-
Net Income (Loss)	$(649,587)	$(524,135)	$(3,685,664)
Basic loss per common share	$(0.0023)	$(0.0030)

Weighted Average Number of Common Shares	286,839,560	173,207,694

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

From inception (April 12, 2005) to May 31, 2014

(Stated in US Dollars)

Unaudited

	Common Stock			Paid in capital	Translation adjustments	Retained deficit	Total Equity
	Shares	Amount
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000		$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-		-	-	(800)	(800)
Balance, May 31, 2007	60,000,000	$60,000		$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-		-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000		$(59,000)	-	$(1,000)	$(60,000)
Contributed Capital	-	-		7,500	-	-	7,500
Translation Adjustments for period ending May 31,2008	-	-		-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-		-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000		$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31,200-	-	-		-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-		-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000		$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-		1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-		-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000		$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200		163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450		301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000		336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-		-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650		$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250		21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-		-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900		$773,317	$836	$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500		659,750	-	-	761,250
Net (Loss) for the period ending May 31, 2013	-	-		-	-	(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	$245,400	$	$ 1,433,067	$836	$(3,036,077)	$(1,356,774)
Shares issued for convertible debt	150,000,000	168,000		(52,000)	-	-	116,000
Net (Loss) for the period ending May 31, 2014	-	-		-	-	(649,587)	(649,587)
Balance, May 31, 2014	395,400,000	$413,400		$1,381,067	$836	$3,685,664)	$(1,890,361)

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(An Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Unaudited

Operating Activities	For the year ended May 31, 2014	For the year ended May 31, 2013	From Inception (April 12, 2005) to May 31,

Net income (loss)	$(649,587)	$(736,744)	$(3,685,664)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	222,049	177,032	672,183
Write off mineral property costs	-	450,000	950,000
Shares issued for services	-	-	78,000
Accounts payable	367,149	91,967	485,653
Prepaid expenses	5,796	(5,796)	-
Net cash used in operating activities	(54,593)	(23,541)	(1,497,861)
Financing Activities
Related party loan	-	-	-
Loans	56,593	23,541	1,640,525
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing	56,593	23,541	1,649,025
Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing	-	-	(150,000)
Effect of exchange rate on cash	-	-	836
Cash at beginning of period	-	-	-
Cash at end of period	$2,000	$-	$2,000
Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-	$174,000
Stock issued for convertible debentures and interest	$116,000	$761,250	$1,134,000
Stock issued for mineral property acquisition	$-	$-	$360,000

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Bakken Energy Corp. (formerly Orofino Gold Corp.), ("Bakken" or the "Company") was organized under the laws of the State of Nevada on April 12, 2005. Bakken started operations on September 1, 2007 under the "Clean 'N Shine" name operating as a full service automotive car wash, cleaning, detailing, and polishing business generating some revenues. With limited opportunities available the Company decided to look at mineral resources as an alternative business. On May 20, 2009, the Company completed a forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009, the payment date of the forward split was May 19, 2009, and the ex-dividend date of the forward split was May 20, 2009. As a result of the forward split, the post forward split number off issued and outstanding shares was 60,000,000. On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp. and on March 3, 2014 the Company passed a resolution to change its name to Bakken Energy Corp.

The Company was an exploration stage gold mining company with its efforts focused on mineral concessions and development of existing high grade artisanal mining operations. The Company has achieved no operating revenues to date. The Company is presently looking at oil and gas properties.

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

Bakken Energy Corp. (formerly Orofino Gold Corp.)

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2014.

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

Bakken Energy Corp. (Orofino Gold Corp.)

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

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,685,664 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4.

MINERAL PROPERTIES

On April 6, 2010, the Company counter-signed an offer for joint venture-earn-in to option several mining concessions in the Department of Bolivar, Republic of Colombia. Pursuant to various stages of due diligence it was determined that the best way of obtaining title to the various target mineral properties was to enter into new agreements. On November 15, 2010 the Company entered into four agreements. The terms of the new agreements allowed for the Company to acquire an 80% interest in four mining concessions. The agreements were amended on April 18, 2011. However, the Company was unable to make the October 1, 2011 payment under the amended formula. On March 1, 2012 the Company amended the acquisition agreements again on a basis of reducing the number of properties from 4 to 2 and reducing the payment schedule. A summary of the terms and ongoing payment obligations are as follows:

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

Bakken Energy Corp. (Orofino Gold Corp.)

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

May 31, 2014	May 31, 2013
$698,366	$613,568

6.

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at the conversion price of $0.0075 per share for debt of $136,394, a price of $0.0025 for debt of $464,477, and at a conversion price of $0.0005 per share for debt of $156,868. The holders are limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	May 31, 2014	May 31, 2013
Balance, at beginning of period	$714,794	$449,631
Convertible debt additions	96,795	849,381
Accrued interest	97,049	177,032
	908,638	1,476,044
Converted into shares	(116,000)	(761,250)
Balance, end of period	$792,638	$714,794
Weighted average conversion price	$0.0018	$0.0075
Number of shares issuable and available	531,672,251	95,305,867

Bakken Energy Corp. (Orofino Gold Corp.)

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

Bakken Energy Corp. (Orofino Gold Corp.)

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

On March 5, 2014 the Company issued 13,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On April 4, 2014 the Company issued 11,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On April 15, 2014 the Company issued 15,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On April 24, 2014 the Company issued 15,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On May 8, 2014 the Company issued 12,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On May 15, 2014 the Company issued 16,000,000 restricted shares at $0.0005 each to party pursuant to the exercise of convertible debt.

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

As of May 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2014.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending May 31, 2014:

Name	Title	Annual Compensation				Long Term Compensation
		Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP Payouts ($)	All Other Compensation
Ary Pernett	Past President, and Director	2014 2013 2012	$0 $23,000 $53,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Shi Long Ning	President	2014 2013 2012	$77,315 $nil $nil	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Item 14. Principal Accounting Fees and Services

For the year ended May 31, 2014, the total fees charged to the company for audit services, audit-related services and tax services including quarterly reviews, were $nil.

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

May 31, 2014

Bakken Energy Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 31, 2014

Bakken Energy Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President, Treasurer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)