Form 10-Q
period 2014-08-31
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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

We had a total of 531,439,999 shares of common stock issued and outstanding at August 31, 2014.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

Assets Current Assets	August 31, 2014	May 31, 2014
	Unaudited	Unaudited

Cash	$500	$2,000
Total Current Assets	800	2,000
Non-Current Assets
Mineral Properties	70,000	60,000
Total Non-Current Assets	60,000	60,000
Total Assets	$760,500	$62,000
Liabilities
Current Liabilities
Accounts Payable	$473,931	$461,357
Loans payable	726,341	698,366
Convertible loans	779,745	792,638
Total Current Liabilities	1,980,017	1,952,361
Total Liabilities	1,980,017	1,952,361
Stockholders' Deficiency
Common Stock, $0.001 par value 850,000,000 Common Shares Authorized 464,900,000 Shares Issued	531,440	413,400
Additional Paid-in capital	1,304,277	1,381,067
Deficit	(3,746,070)	(3,685,664)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,910,517)	(1,899,361)
Total Liabilities and Stockholders' Equity	$70,500	$62,000

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

	For the three months ended August 31, 2014	For the three months ended August 31, 2013	From inception (April 12, 2005) to August 31, 2014
Revenue	$-	$-	$116,326
Expenses
Advertising and Promotion	-	975	78,963
Consulting fees	4,988	51,565	474,474
General and Administrative	19,944	56,455	391,872
Imputed Interest	-	-	1,967
Interest	35,474	28,979	707,658
Management fees	-	51,565	212,315
Mineral exploration expense	-	12,000	924,910
Write off of mineral acquisition cost	-	-	950,000
Wages and Salary	-	-	120,237
Total Expenses	60,406	201,539	3,862,396
Provision for income tax	-	-	-
Net Income (Loss)	$(60,406)	$(201,539)	$(3,746,070)
Basic loss per common share	$(0.0001)	$0.0008)
Weighted Average Number of
Common Shares	470,007,473	256,806,594

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

From inception (April 12, 2005) to August 31, 2014

(Stated in US Dollars)
Unaudited

	Common Stock
	Shares	Amount		Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 #at $0.0001 per share
	60,000,000	$$60,000		$(59,000)	$-	$-	$1,000
Net (Loss) for period ending May 31, 2006	-	-		-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000		$(59,000)	-	$(800)	$200
Net (Loss) for period ending May 31, 2007	-	-		-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000		$(59,000)		$(1,000)	$-
Contributed Capital	-	-		7,500	-	-	7,500
Translation Adjustments for period ending May 31,-	-	-		-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-		-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000		$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31,-	-	-		-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-		-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000		$(51,500)	$836	$74,666)	$(65,330)
Contributed Capital	-	-		1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-		-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000		$(49,533)	$836	$(639,474)	(628,171)
Shares issued in settlement of debt	10,200,000	10,200		163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450		301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000		336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-		-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650		$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250		21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-		-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$	$ 773,317	$836	$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500		659,750	-	-	761,250
Net (Loss) for the period ending May 31, 2013	-	-		-	-	(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	$245,400		$ 1,433,067	$836	$(3,036,077)	$(1,356,774)
Shares issued for convertible debt	150,000,000	168,000		(52,000)	-	-	116,000
Net (Loss) for the period ending May 31, 2014	-	-		-	-	(649,587)	(649,587)
Balance, May 31, 2014	395,400,000	$413,400		$1,381,067	$836	$(3,685,664)	$(1,890,361)
Shares issued for convertible debt	62,500,000	62,500		(31,250)	-	-	31,250
Shares issued for mineral concessions	20,000,000	20,000		(10,000)	-	-	10,000
Stock dividend	35,539,999	35,540		(35,540)	-	-	-
Net (Loss) for the period ending August 31, 2014	-	-		-	-	(60,406)	(60,406)
Balance, August 31, 2014	531,439,999	$531,440		$1,304,277	$836	$(3,746,070)	$(1,909,517)

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)
(An Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
Unaudited

	For the three months ended August 31, 2014	For the three months ended August 31, 2013	From inception (April 12, 2005) to August 31, 2014

Operating Activities
Net income (loss)	$(60,406)	$(201,539)	$(3,746,070)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	35,474	26,103	707,657
Write off mineral property costs	-	-	950,000
Shares issued for services	-	-	78,000
Accounts payable	12,574	168,811	498,227
Prepaid expenses	-	-	-
Net cash used in operating activities	(12,358)	(6,625)	(1,510,219)
Financing Activities
Related party loan	-	-	-
Loans	10,858	6,625	1,651,383
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing	10,858	6,625	1,659,883
Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing	-	-	(150,000)
Effect of exchange rate on cash	-	-	836
Cash at beginning of period	2,000	5,796	-
Cash at end of period	$500	$5,796	$500
Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2014.

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

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,746,070 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Bakken Energy Corp. (formerly Orofino Gold Corp.)

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

August 31, 2014	May 31, 2014
$726,341	$698,366

6.

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at the conversion price of $0.0075 per share for debt of $140,695, a price of $0.0025 for debt of $508,244, and at a conversion price of $0.0005 per share for debt of $131,806. The holders are limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	August 31,2014	May 31, 2014
Balance, at beginning of period Convertible debt additions Accrued interest	$892,638	$714,794
	-	96,795
	18,357	97,049
	810,995	908,638
Converted into shares	(31,250)	(116,000)
Balance, end of period	$779,745	$792,638
Weighted average conversion price	$0.0018	$0.0018
Number of shares issuable	483,668,164	388,231,160

Bakken Energy Corp. (formerly Orofino Gold Corp.)

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

Bakken Energy Corp. (formerly Orofino Gold Corp.)

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

On June 2, 2014 the Company issued 15,500,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On June 24, 2014 the Company issued 20,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

7.

CAPITAL STOCK continued

On July 1, 2014 the Company issued 18,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On July 1, 2014 the Company issued 27,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On August 15, 2014 the Company issued 20,000,000 restricted shares at $0.0006 pursuant to a joint venture with Nations Oil & Gas LLC.

On August 25, 2014 the Company issued 35,539,999 shares as a 10% stock dividend to shareholders of record as at April 15, 2014.

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

We incurred operating expenses of $60,406 for the three months ended August 31, 2014. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. Our net loss for the three months ending August 31, 2013 was $201,539. The main expense is interest expense of $35,474. The Company has performed due diligence on the mineral titles and is satisfied that proper ownership has been established.

Liquidity and Capital Resources

Our cash balance at August 31, 2014 was $500 with outstanding liabilities of $473,931 and loans payable of $726,341 and convertible loans of $779,745.

Loans Payable

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 10% to 15% per annum.

August 31, 2014	May 31, 2014
$726,341	$698,366

Convertible Loans

The Company has concluded agreements to convert a portion of loans payable into convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at the conversion price of $0.0075 per share for debt of $140,695, a price of $0.0025 for debt of $508,244, and at a conversion price of $0.0005 per share for debt of $131,806. The holders are limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	August 31,2014	May 31, 2014
Balance, at beginning of period Convertible debt additions Accrued interest	$892,638	$714,794
	-	96,795
	18,357	97,049
	810,995	908,638
Converted into shares	(31,250)	(116,000)
Balance, end of period	$779,745	$792,638
Weighted average conversion price	$0.0018	$0.0018
Number of shares issuable	483,668,164	388,231,160

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

Holders of Our Common Stock.

As of August 31, 2014, we had approximately 274 stockholder(s) of record holding 529,439,999 shares of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of August 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of August 31, 2014.

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

As of August 31, 2014, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of August 31, 2014 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2014:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended August 31, 2014, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending August 31, 2014.

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

August 31, 2014        Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 31, 2014        Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President, Treasurer and Chief

                            Financial Officer (Principal Executive Officer

                            and Principal Accounting Officer)