Form 10-Q
period 2014-11-30
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

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

We had a total of 547,439,999 shares of common stock issued and outstanding at November 30, 2014.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended November 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

Assets Current Assets	November 30, 2014	May 31, 2014
	Unaudited	Unaudited

Cash	$500	$2,000
Prepaid expense		-
Total Current Assets	500	2,000
Non-Current Assets
Mineral Properties	70,000	60,000
Total Non-Current Assets	70,000	60,000
Total Assets	$70,500	$62,000
Liabilities
Current Liabilities
Accounts Payable	$494,213	$461,357
Loans payable	753,774	698,366
Convertible loans	783,207	792,638
Total Current Liabilities	2,031,194	1,952,361
Total Liabilities	2,031,194	1,952,361
Stockholders' Deficiency
Common Stock, $0.001 par value 850,000,000 Common Shares Authorized 547,439,999 Shares Issued	547,440	413,400
Additional Paid-in capital	1,296,277	1,381,067
Deficit	(3,805,247)	(3,685,664)
Translation Adjustments	836	836
Total Stockholders' Deficit	(1,960,694)	(2,030,175)
Total Liabilities and Stockholders' Equity	$70,500	$62,000

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

					From Inception
	For the three		For the six		(April 12, 2005)
	months ended		months ended		to
	November 30,		November 30,		November 30,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-	$116,326
Expenses
Advertising and Promotion	-	357	-	1,332	78,963
Consulting fees	7,612	25,750	12,600	77,315	482,086
General and Administrative	13,746	29,538	33,690	86,200	405,618
Imputed Interest	-	-	-	-	1,967
Interest	37,819	29,520	73,293	58,499	745,477
Management fees	-	25,750	-	77,315	212,315
Mineral exploration expense	-	-	-	12,000	924,910
Write off of mineral acquisition cost	-	-	-	-	950,000
Wages and Salary	-	-	-	-	120,237
Total Expenses	59,177	110,915	119,583	312,661	3,921,573
Provision for income tax	-	-	-	-	-
Net Income (Loss)	$(59,177)	$(110,915)	$(119,583)	$(312,661)	$(3,805,247)

Basic loss per common share			$(0.0002)	$(0.0012)

Weighted Average Number of Common Shares			510,218,241	259,103,297

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S EQUITY

From inception (April 12, 2005) to November 30, 2014

(Stated in US Dollars)

Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31, 2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31, 2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-	-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$773,317	$836	$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500	659,750	-	-	761,250
Net (Loss) for the period ending May 31, 2013	-	-	-	-	(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	$245,400	$1,433,067	$836	$(3,036,077)	$(1,356,774)
Shares issued for convertible debt	150,000,00	168,000	(52,000)	-	-	116,000
Net (Loss) for the period ending May 31, 2014	-	-	-	-	(649,587)	(649,587)
Balance, May 31, 2014	413,400,000	$413,400	$1,381,067	$836	$(3,685,664)	$(1,890,361)
Shares issued for convertible debt	78,500,000	78,500	(39,250)	-	-	39,250
Shares issued pursuant to joint venture	20,000,000	20,000	(10,000)	-	-	10,000
Stock dividend - 10%	35,539,999	35,540	(35,540)	-	-	-
Net (Loss) for the period ending November 30, 2014	-	-	-	-	(119,583)	(119,583)
Balance, November 30, 2014	547,439,999	$547,440	$1,296,277	$836	$(3,805,247)	$(1,960,694)

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Unaudited

			From inception
	For the six months ended		(April 12, 2005) to
	November 30, 2014	November 30, 2013	November 30, 2014
Operating Activities
Net income (loss)	$(119,583)	$(312,661)	$(3,805,247)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	73,293	58,499	745,476
Write off mineral acquisition costs	-	-	950,000
Shares issued for services	-	-	78,000
Accounts payable	33,932	247,711	519,585
Prepaid expenses	-	-	-
Net cash used in operating activities	(12,358)	(6,244)	(1,510,219)

Financing Activities
Loans	10,858	6,244	1,651,383
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing activities	10,858	6,244	1,659,883

Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing activities	-	-	(150,000)

Effect of exchange rate on cash	-	-	836
Cash at beginning of period	2,000	-	-
Cash at end of period	$500	$-	$500

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
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

The Company was an exploration stage gold mining company with its efforts focused on mineral concessions and development of existing high grade artisanal mining operations. The Company has achieved no operating revenues from mining operations to date. The Company is presently looking at oil and gas properties.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2014.

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

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,805,247 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

November 30, 2014	May 31, 2014
$753,774	$698,366

6.

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $145,080, at a conversion price of $0.0025 per share for a total of $515,321 and at a conversion price of $0.0005 per share for a total of $131,806. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	November 30, 2014	May 31, 2014
Balance, at beginning of period	$792,638	$714,794
Convertible debt additions	-	96,795
Accrued interest	29,819	97,049
	882,457	908,638
Converted into shares	(39,250)	(116,000)
Balance, end of period	$783,207	$792,638
Weighted average conversion price	$0.0017	$0.0018
Number of shares issuable	471,083,719	388,231,160

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

On September 29, 2014 the Company issued 16,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Bakken Energy Corp. (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Bakken Energy Corp. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

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

WORK HISTORY

•

1968 - 1970: Assistant in Petroleum Lab, National University of Colombia, Medellin-Colombia

•

1972 - 1976: Ministery of Mines of Colombia, as Engineer in Technical Assistance for Miners, (Choco State); Director of Marmato Mines, (Maramto, Caldas State) and Mining Inspecter, (Frontino Gold Mines in Segovia, Antioquia State)

•

1978 - 1981: National Institute of Geology of Colombia, INGEOMINAS, as field geologist working in the Mining Map of Antioquia –

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

PUBLICATIONS

•

1980: Mining Map of the State of Antioquia - Ingeominas - Medellin – Colombia

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

LABOR FORCE

Over the quarter ending November 30, 2014 the company has employed casual part-time labor, as required.

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

The Company has also acquired an interest in a property in Peru. the Company entered into an agreement to develop a mining concession in Peru. The Company can earn a 30% interest by expenditures of $250,000 and a further 40% by expenditures of $1,250,000. within a period ending on December 31, 2014.  The vendors have a 3% net smelter return. The Company has incurred expenditures of $125,000 at November 30, 2014.

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

Mineral Concessions – Peru

Don Bosco Project is located in volcanic rocks of Tertiary age belonging to Tacaza Group. The Don Bosco Project is located within the Miocene mining district in an epithermal Au - Ag and polymetallic area. The epithermal deposit corresponding E-W elongated structures is up to 300 m long. Lithology: gray porphyritic andesites belonging to Tacaza Fm; This sequence of volcanic rocks were cut by hydrothermal breccias with clasts and altered andesite sub altered and silica matrix mineralization Limonite with native gold, copper and minerals exotic Fierro (specularite). Alteration: Strongly silicified, predominantly massive silica, silica outcrops alunite and silica clay seen at the edges of the ore body. structural controls: Dominated by structures N70-80 ° E, cutting structures N30 W, parallel to the Andean course. Mineralization: Focuses mainly in hydrothermal breccias matrix filled with oxides of Fe (jarosite, goethite) which act as feeders Au ore body. Presence of barite crystals also have good relationship with gold.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014

We incurred operating expenses of $119,583 for the six months ended November 30, 2014. These expenses consisted of general operating expenses incurred in connection with day to day operation of our business. We have taken on 4 mineral resource concessions in Colombia and Peru. We have spent a considerable effort on examining title to the properties and determining ownership issues.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenue attain profitability. There can be no assurance that we will ever reach profitability. We are still developing our business.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at November 30, 2014 was $500 with outstanding liabilities of $2,031,194.

LOANS PAYABLE

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 10% per annum.

November 30, 2014	May 31, 2014
$753,774	$698,366

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $145,080, at a conversion price of $0.0025 per share for a total of $515,321 and at a conversion price of $0.0005 per share for a total of $131,806. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	November 30, 2014	May 31, 2014
Balance, at beginning of period	$792,638	$714,794
Convertible debt additions	-	96,795
Accrued interest	29,819	97,049
	882,457	908,638
Converted into shares	(39,250)	(116,000)
Balance, end of period	$783,207	$792,638
Weighted average conversion price	$0.0017	$0.0018
Number of shares issuable	471,083,719	388,231,160

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

HOLDERS OF OUR COMMON STOCK

As of November 30, 2014, we had approximately 270 stockholder(s) of record holding 547,439,999 shares of our common stock.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of November 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of November 30, 2014.

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

As of November 30, 2014, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of November 30, 2014 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2014:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended November 30, 2014, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending November 30, 2014.

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

November 30, 2014       Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                              Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 30, 2014        Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                              Shi Long Ning, President, Treasurer and Chief

                              Financial Officer (Principal Executive Officer

                              and Principal Accounting Officer)