Form 10-Q
period 2015-02-28
BAKKEN ENERGY CORP.
filed 2016-03-25
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015

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

We had a total of 547,439,999 shares of common stock issued and outstanding at February 28, 2015.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended February 28, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

Bakken Energy Corp. (Orofino Gold Corp.)

(An Development Stage Company)

Balance Sheets

(Stated in US Dollars)

	February 28, 2015	May 31, 2014
Assets Current Assets	Unaudited	Unaudited

Cash	$500	$2,000
Prepaid expenses	-	-
Total Current Assets	500	2,000
Non-Current Assets Resource Properties	10,000	60,000
Total Non-Current Assets	10,000	60,000
Total Assets	$10,500	$62,000

Liabilities
Current Liabilities
Accounts Payable	437,154	461,357
Loans payable	774,288	698,366
Convertible loans	806,208	792,638
Total Current Liabilities	2,017,650	1,952,361
Total Liabilities	2,017,650	1,952,361

Stockholders' Deficiency
Common Stock, $0.001 par value 850,000,00 Common Shares Authorized

	547,440	413,400
Additional Paid-in capital	1,296,277	1,381,067
Deficit	(3,851,703)	(3,685,664)
Translation Adjustments	836	836
Total Stockholders' Deficit	(2,007,150)	(1,890,361)
Total Liabilities and Stockholders' Equity	$10,500	$62,000

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

	For the three Months Ended February 28, 2015	For the three months ended February 28, 2014	For the nine Months Ended February 28, 2015	For the nine months ended February 28, 2014	From inception (April 12, 2005) to February 28, 2015

Revenue	$-	$-	$-	$-	$116,326
Expenses
Advertising and Promotion	-	-	-	1,332	78,963
Consulting fees	7,700	24,000	20,300	101,315	489,786
General and Administrative	10,242	78,880	43,932	164,873	415,860
Imputed Interest	-	-	-	-	1,967
Interest	43,514	63,527	116,807	122,026	788,991
Management fees	-	24,000	-	101,315	212,315
Mineral exploration (reversal)	(75,000)	-	(75,000)	12,000	849,910
Write off of mineral acquisition costs	60,000	-	60,000	-	1,010,000
Wages and Salary	-	-	-	-	120,237
Total Expenses	46,456	190,407	166,039	502,861	3,968,029
Provision for income tax	-	-	-	-	-
Net Income (Loss)	$(46,456)	$190,407)	$(166,039)	$(502,861)	$(3,851,703)
Basic loss per common share			$(0.0003)	$(0.0019)
Weighted Average Number of
Common Shares			522,534,265	263,256,617

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S EQUITY

From inception (April 12, 2005) to February 28, 2015

(Stated in US Dollars)

Unaudited

	Common Stock
	Shares	Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity

Shares issued to founders on April 12, 2005 at $0.0001 per share
	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31,2008
	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May31,2009
	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$49,533)	$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-	-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$773,317	$$836	$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500	659,750	-	-	761,250
Net (Loss) for the period ending May 31, 2013	-	-	-	-	(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	$245,400	$1,433,067	$836	$(3,036,077)	$(1,356,774)
Shares issued for convertible debt	168,000,000	168,000	(52,000)	-	-	116,000
Net (Loss) for the period ending May 31, 2014	-	-	-	-	(649,587)	(649,587)
Balance, May 31, 2014	413,400,000	$413,400	$1,381,067	$836	(3,685,664)	$(1,890,361)
Shares issued for convertible debt	78,500,000	78,500	(39,250)	-	-	39,250
Shares issued pursuant to joint venture	20,000,000	20,000	(10,000)	-	-	10,000
Stock dividend - 10%	35,539,999	35,540	(35,540)	-	-	-
Net (Loss) for the period ending February 28, 2015	- --	-	-	-	(166,039)	(166,039)
Balance, February 28, 2015	547,439,999	$547,440	$1,296,277	$836	(3,851,703)	$(2,007,150)

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Unaudited

	For the nine Months ended February 28,	For the nine Months ended February 28,	From inception (April 12, 2005) to February 28, 2015
	2015	2014	2015
Operating Activities
Net income (loss)	$(166,039)	$(502,861)	$(3,851,703)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	116,807	122,026	788,990
Write off mineral property costs	60,000	-	1,010,000
Shares issued for services	-	-	78,000
Accounts payable	(23,126)	368,835	462,527
Prepaid expenses	-	-	-
Net cash used in operating activities	(12,358)	(12,000)	(1,510,219)
Financing Activities
Related party loan	-	-	-
Loans	10,858	12,000	1,651,383
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing	10,858	12,000	1,659,883
Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing	-	-	(150,000)
Effect of exchange rate on cash	-	-	836
Cash at beginning of period	2,000	5,796	-
Cash at end of period	$500	$5,796	$500
Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2015.

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

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,851,703 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

February 28, 2015	May 31, 2014
$774,288	$698,366

6.

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $149,671, at a conversion price of $0.0025 per share for a total of $528,237 and at a conversion price of $0.0005 per share for a total of $128,300. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	February 28, 2015	May 31, 2014
Balance, at beginning of period	$792,638	$714,794
Convertible debt additions	-	96,795
Accrued interest	52,820	97,049
	845,458	908,638
Converted into shares	(39,250)	(116,000)
Balance, end of period	$806,208	$792,638
Weighted average conversion price	$0.0017	$0.0018
Number of shares issuable	487,851,683	388,231,160

Bakken Energy Corp. (Orofino Gold Corp.)

Notes to the Financial Statements

7.

CAPITAL STOCK

Common Stock

The company issued to the founders 10,000,000 common shares of stock for $1,000. On May 20, 2009, the Company completed a 6-for-1 forward stock split (the Forward Split”) of the Company’s common stock in the form of a stock dividend. All share and per share information has been retroactively adjusted to reflect the Forward Split. The par value of the Company’s common stock was unchanged by the Forward Split.

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

On March 8, 2011 the Company issued 46,450,000 restricted shares at $0.0075 each to fourteen parties pursuant to the exercise of convertible debt

.

On March 28, 2011 the Company issued 5,000,000 warrants at $0.10 each for cash consideration of $500,000. The warrants may be exercised to purchase 5,000,000 shares at $1.00 each until December 31, 2012 or may be surrendered for the receipt of 2,500,000 restricted shares

.

On August 23, 2011 the Company issued 550,000 restricted shares at $0.0075 each to two parties pursuant to the exercise of convertible debt.

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

On March 20, 2013 the Company issued 8,000,000 restricted shares at $0.0075 each to one party pursuant to the exercise of convertible debt

.

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

On June 1, 2013 the Company issued 10,000,000 restricted shares at $0.0025 each to two parties pursuant to the exercise of convertible debt.

On June 17, 2013 the Company issued 1,000,000 restricted shares at $0.0025 each to one party pursuant to the exercise of convertible debt.

On August 17, 2013 the Company issued 5,000,000 restricted shares at $0.0025 each to one party pursuant to the exercise of convertible debt.

On January 24, 2014 the Company issued 13,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On February 24, 2014 the Company issued 18,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On February 27, 2014 the Company issued 11,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On March 5, 2014 the Company issued 13,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On March 8, 2014 the Company issued 13,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On April 1, 2014 the Company issued 15,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

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

On May 15, 2014 the Company issued 16,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On June 2, 2014 the Company issued 15,500,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

Bakken Energy Corp. (Orofino Gold Corp.)

Notes to the Financial Statements

7.

CAPITAL STOCK continued

On June 24, 2014 the Company issued 20,000,000 restricted shares at $0.0005 each to one party pursuant to the acquisition of resource property.

On June 24, 2014 the Company issued 14,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On June 2, 2014 the Company issued 13,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On June 2, 2014 the Company issued 20,000,000 restricted shares at $0.0005 each to one party pursuant to the exercise of convertible debt.

On August 25, 2014 the Company issued 35,539,999 restricted shares at $0.0005 each to shareholders on record as of April 15, 2014 pursuant to a 10% stock dividend.

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

China:

93-B342 Xinliu Street

Zhong Shan District,

Dalian 116001, China

Colombia:

Carrera 40, No.10A-65,

Barrio El Poblado

Medellin - Colombia

INFORMATION ON DIRECTORS AND OFFICERS:

NING SHI LONG

•

Mr. Long is a Professional Software Engineer who has led an experienced team in developing and operating specified information and data systems the last 12 years. His company has designed and successfully commissioned over 20 Software installations at local and national organizations

•

At Dalian Runbest Technology Development Co. Ltd. he was responsible for the entire design and development of key technology and coding for development of public packaging of a proprietary software technology. The clients of the company are concerned with the fields of finance, government, sci-tech education, medical, communication & energy, manufacturing and public utility.

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

LABOR FORCE

Over the quarter ending February 28, 2015 the company has employed casual part-time labor, as required.

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

The Company has decided not to pursue these properties and has written off the costs of acquisition of $60,000.

In May of 2012 the Company entered into an agreement to develop a mining concession in Peru. The Company can earn a 30% interest by expenditures of $250,000 and a further 40% by expenditures of $1,250,000 within a period ending on December 31, 2014. The vendors have a 3% net smelter return. The Company has incurred expenditures of $125,000.

The Company has decided not to pursue these properties and has reversed accrued exploration costs of $75,000.

Pursuant to agreements reached with Nations Oil & Gas, LLC. ("Nations") to provide feed stock and assist in acquiring land for building of a terminal, Nations was issued 20,000,000 restricted shares of the Company for a total value of $10,000.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015

We incurred operating expenses of $166,039 for the nine months ended February 28, 2015. These expenses consisted of general operating expenses incurred in connection with day to day operation of our business.

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance at February 28, 2015 was $500 with outstanding liabilities of $2,017,650.

Loans payable

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 15% per annum.

February 28, 2015	May 31, 2014
$774,288	$698,366

Convertible loans

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $149,671, at a conversion price of $0.0025 per share for a total of $528,237 and at a conversion price of $0.0005 per share for a total of $128,300. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	February 28, 2015	May 31, 2014
Balance, at beginning of period	$792,638	$714,794
Convertible debt additions	-	96,795
Accrued interest	52,820	97,049
	845,458	908,638
Converted into shares	(39,250)	(116,000)
Balance, end of period	$806,208	$792,638
Weighted average conversion price	$0.0017	$0.0018
Number of shares issuable	487,851,683	388,231,160

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

HOLDERS OF OUR COMMON STOCK

As of February 28, 2015, we had approximately 270 stockholder(s) of record holding 547,439,999 shares of our common stock.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of February 28, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of February 28, 2015.

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

As of February 28, 2015, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2015 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2015:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended February 28, 2015, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending February 28, 2015.

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

February 28, 2015       Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                              Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2015        Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                            Shi Long Ning, President, Treasurer and Chief

                            Financial Officer (Principal Executive Officer

                            and Principal Accounting Officer)