Form 10-K
period 2015-05-31
BAKKEN ENERGY CORP.
filed 2016-03-28
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .  No  X .

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

As of May 31, 2015 the registrant had 547,439,999 shares of common stock issued and outstanding.

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

28

Item 11. Executive Compensation

29

Item 12. Security Ownership of Certain Beneficial Owners and Management

30

Item 13. Certain Relationships and Related Transactions

30

Item 14. Principal Accounting Fees and Services

30

Item 15. Exhibits

30

Signatures

31

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

VC++ proficient | 12 months
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

Labor Force

Over the year ended May 31, 2015 the company has employed casual part-time labor, as required.

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

In May of 2012 the Company entered into an agreement to develop a mining concession in Peru. The Company can earn a 30% interest by expenditures of $250,000 and a further 40% by expenditures of $1,250,000 within a period ending on December 31, 2014. The vendors have a 3% net smelter return. The Company has incurred expenditures of $125,000 at May 31, 2015.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the year ended May 31, 2015. Shares were issued in this current year pursuant to a 10% dividend declared in the previous year.

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

We incurred operating expenses of $246,592 for the year ended May 31, 2015. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for year ends. Our net loss for the year ending May 31, 2014 was $649,587. The main expense is mineral exploration expense recovery of $75,000 as compared to the previous year expense of $137,000. The Company has performed due diligence on the mineral properties. Recently the Company has an interest in an oil and gas resource property in Utah.

The following table provides selected financial data about our company for the years ended May 31, 2015 and 2014.

Balance Sheet Data:	May 31, 2015	May 31, 2014
Cash	$200	$2,000
Total assets	$10,200	$62,000
Total liabilities	$2,097,903	$1,952,361
Shareholders’ deficit	$2,087,703	$1,890,361

Liquidity and Capital Resources

Our cash balance at May 31, 2015 was $nil with outstanding liabilities of $2,097,903. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

Loans payable

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 15% per annum.

May 31, 2015	May 31, 2014
$794,549	$698,366

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $154,461, at a conversion price of $0.0025 per share for a total of $554,163 and at a conversion price of $0.0005 per share for a total of $137,551. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	May 31, 2015	May 31, 2014
Balance, at beginning of period.	$792,638	$714,794
Convertible debt additions	-	96,795
Accrued interest	$92,787	$97,049
	$885,425	$908,638
Converted into shares	(39,250)	(116,000)
Balance, end of period	$846,175	$792,638
Weighted average conversion price	$0.0016	$0.0018
Number of shares issuable	517,361,836	388,231,160

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

ITEM 8. FINANCIAL STATEMENTS

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

Assets Current Assets	May 31, 2015	May 31, 2014
	Unaudited	Unaudited

Cash	$200	$2,000
Prepaid expenses	-	-
Total Current Assets	200	2,000
Non-Current Assets Resource Properties	10,000	60,000
Total Non-Current Assets	10,000	60,000
Total Assets	$10,200	$62,000
Liabilities
Current Liabilities
Accounts Payable	457,179	461,357
Loans payable	794,549	698,366
Convertible loans	846,175	792,638
Total Current Liabilities	2,097,903	1,952,361
Total Liabilities	2,097,903	1,952,361
Stockholders' Deficiency
Common Stock, $0.001 par value 850,000,00 Common Shares Authorized	547,440	413,400
Additional Paid-in capital	1,296,277	1,381,067
Deficit	(3,932,256)	(3,685,664)
Translation Adjustments	836	836
Total Stockholders' Deficit	(2,087,703)	(1,890,361)
Total Liabilities and Stockholders' Equity	$10,200	$62,000

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

	For the year Ended May 31, 2015	For the year Ended May 31, 2014	From inception (April 12, 2005) to May 31, 2015
Revenue	$-	$-	$116,326
Expenses:
Advertising and Promotion	-	1,332	78,963
Consulting fees	28,175	120,715	497,661
General and Administrative	56,381	91,176	428,309
Imputed Interest	-	-	1,967
Interest	177,036	222,049	849,220
Management fees	-	77,315	212,315
Mineral exploration (reversal)	(75,000)	137,000	849,910
Write off of mineral acquisition cost	60,000	-	1,010,000
Wages and Salary	-	-	120,237
Total Expenses	246,592	649,587	4,048,582
Provision for income tax	-	-	-
Net Income (Loss)	$(246,592)	$(649,587)	$(3,932,256)
Basic loss per common share	$(0.0005)	$(0.0012)
Weighted Average Number of Common Shares
	528,829,121	522,534,265	-

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

From inception (April 12, 2005) to May 31, 2015

(Stated in US Dollars)

Unaudited

	Common Stock	Shares Amount	Paid in capital	Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 $0.0001 per share	60,000,000	$60,000	$(59,000)	$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-	-	(800)	(800)
Balance, May 31, 2006	60,000,000	$$60,000	$(59,000)	$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-	-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	-	$(1,000)	$-
Contributed Capital	-	-	7,500	-	-	7,500
Translation Adjustments for period ending May 31,2008	-	-	-	(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-	-	(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)	$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31,2009	-	-	-	947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-	-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)	$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967	-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-	-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)	$836	$(639,474)	(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800	-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925	-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000	-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-	-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192	$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125	-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-	-	-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$773,317	$836	$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500	659,750	-	-	761,250
Net (Loss) for the period ending May 31, 2013	-	-	-	-	(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	$245,400	$1,433,067	$836	$(3,036,077)	$(1,356,774)
Shares issued for convertible debt	168,000,000	168,000	(52,000)	-	-	116,000
Net (Loss) for the period ending May 31, 2014	-	-	-	-	(649,587)	(649,587)
Balance, May 31, 2014	413,400,000	$413,400	$1,381,067	$$836	$(3,685,664)	$(1,890,361)
Shares issued for convertible debt	78,500,000	78,500	(39,250)	-	-	39,250
Shares issued pursuant to joint venture	20,000,000	20,000	(10,000)	-	-	10,000
Stock dividend - 10%	35,539,999	35,540	(35,540)	-	-	-
Net (Loss) for the period ending May 31, 2015	-	-	-	-	(246,592)	(246,592)
Balance, May 31, 2015	547,439,999	$547,440	$1,296,277	$836	$(3,932,256)	$(2,087,703)

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Unaudited

	For the year ended May 31, 2015	For the year ended May 31, 2014	From inception (April 12, 2005) to May 31, 2015
Operating Activities
Net income (loss)	$(246,592)	$(649,587)	$(3,932,256)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	177,036	222,049	849,219
Write off mineral property costs	60,000	-	1,010,000
Shares issued for services	-	-	78,000
Accounts payable	(3,102)	367,149	482,551
Prepaid expenses	-	5,796	-
Net cash used in operating activities	(12,658)	(54,593)	(1,510,519)
Financing Activities
Related party loan	-	-	-
Loans	10,858	56,593(	1,651,383
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing	10,858	56,593	1,659,883
Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing	-	-	(150,000)
Effect of exchange rate on cash	-	-	836
Cash at beginning of period	2,000	-	-
Cash at end of period	$200	$2,000	$200
Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2015.

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

3.

GOING CONCERN

In the course of the Company's exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,933,080 since its inception. The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company's financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

4.

RESOURCE PROPERTIES

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

In May of 2012 the Company entered into an agreement to develop a mining concession in Peru. The Company can earn a 30% interest by expenditures of $250,000 and a further 40% by expenditures of $1,250,000 within a period ending on December 31, 2014. The vendors have a 3% net smelter return. The Company has incurred expenditures of $125,000 at May 31, 2015.

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

May 31, 2015	May 31, 2014
$794,549	$698,366

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

6.

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $154,461, at a conversion price of $0.0025 per share for a total of $554,163 and at a conversion price of $0.0005 per share for a total of $137,551. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	May 31, 2015	May 31, 2014
Balance, at beginning of period.	$792,638	$714,794
Convertible debt additions	-	96,795
Accrued interest	92,787	97,049
	885,425	908,638
Converted into shares	(39,250)	(116,000)
Balance, end of period	$846,175	$792,638
Weighted average conversion price	$0.0016	$0.0018
Number of shares issuable	517,361,836	388,231,160

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

As of May 31, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2015.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending May 31, 2015:

Name	Title	Annual Compensation				Long Term Compensation
		Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Ary Pernett	Past President, and Director	2015 2014 2013	$0 $0 $23,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 23,000
Shi Long Ning	President	2015 2014 2013	$nil $77,315 $nil	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $77,315 $0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS
Common	Qu Hua Zhang 64-3-71-4 Lubo Street Shahe Kou District Liaoning Province Dalian	30,000,000	5.6%
Common	Grove Street Path Inc. Global Bank Tower 11th Floor, Office 1102 Panama	24,000,000	4.4%

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

Item 14. Principal Accounting Fees and Services

For the year ended May 31, 2015, the total fees charged to the company for audit services, audit-related services and tax services including quarterly reviews, were $nil.

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

May 31, 2015

Bakken Energy Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 31, 2015

Bakken Energy Corp.

By: /s/ Shi Long Ning

Shi Long Ning, President, Treasurer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)