Form 10-Q
period 2015-08-31
BAKKEN ENERGY CORP.
filed 2016-03-28
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2015

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

We had a total of 547,439,999 shares of common stock issued and outstanding at August 31, 2015.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended August 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

Unaudited

Assets Current Assets	August 31, 2015	May 31, 2015
	Unaudited	Unaudited

Cash	$200	$200
Total Current Assets	200	200
Non-Current Assets
Mineral Properties	10,000	10,000
Total Non-Current Assets	10,000	10,000
Total Assets	$10,200	$10,200
Liabilities
Current Liabilities
Accounts Payable	$455,436	$457,179
Loans payable	818,221	794,549
Convertible loans	870,665	855,998
Total Current Liabilities	2,144,322	2,107,726
Total Liabilities	2,144,322	2,107,726
Stockholders' Deficiency
Common Stock, $0.001 par value 850,000,000 Common Shares Authorized 547,439,999 Shares Issued	547,440	529,440
Additional Paid-in capital	1,296,277	1,305,277
Deficit	(3,999,075)	(3,933,079)
Translation Adjustments	836	836
Total Stockholders' Deficit	(2,154,522)	(2,097,526)
Total Liabilities and Stockholders' Equity	$10,200	$10,200

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Income Statements

(Stated in US Dollars)

Unaudited

	For the three months Ended August 31, 2015	For the three months ended August 31 2014	From inception (April 12, 2005) to August 31, 2015

Revenue	$-	$-	$-
Expenses
Advertising and Promotion	-	-	78,963
Consulting fees	7,875	4,988	505,536
General and Administrative	12,449	19,944	440,758
Imputed Interest	-	-	1,967
Interest	46,495	35,474	895,715
Management fees	-	-	212,315
Mineral exploration (reversal)	-	-	849,910
Write off of mineral acquisition cost	-	-	1,010,000
Wages and Salary	-	-	120,237
Total Expenses	66,819	60,406	4,115,401
Provision for income tax	-	-	-
Net Income (Loss)	$(66,819)	$(60,406)	$(3,999,075)
Basic loss per common share	$(0.0001)	$(0.0001)
Weighted Average Number of
Common Shares	529,439,999	454,996,484

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

From inception (April 12, 2005) to August 31, 2015

(Stated in US Dollars)

Unaudited

	Common Stock
	Shares	Amount	Paid in capital		Translation adjustments	Retained deficit	Total Equity
Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000	$(59,000)		$-	$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-	-		-	(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000	$(59,000)		$-	$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-	-		-	(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000	$(59,000)	$		$(1,000)	$-
Contributed Capital	-	-	7,500		-	-	7,500
Translation Adjustments for period ending May31,2008	-	-	-		(111)	-	(111)
Net (Loss) for period ending May 31, 2008	-	-	-			(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000	$(51,500)		$(111)	$(40,779)	$(32,390)
Translation Adjustments for period ending May 31,2009	-	-	-		947	-	947
Net (Loss) for the period ending May 31, 2009	-	-	-		-	(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000	$(51,500)		$836	$(74,666)	$(65,330)
Contributed Capital	-	-	1,967		-	-	1,967
Net (Loss) for the period ending May 31, 2010	-	-	-		-	(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000	$(49,533)		$836	$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200	163,800		-	-	174,000
Shares issued for convertible debt	46,450,000	46,450	301,925		-	-	348,375
Shares issued for mineral concessions	24,000,000	24,000	336,000		-	-	360,000
Net (Loss) for the period ending May 31, 2011	-	-	-		-	(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650	$752,192		$836	$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250	21,125		-	-	24,375
Net (Loss) for the period ending May 31, 2012	-	-	-		-	(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900	$773,317		$836	$2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500	659,750		-	-	761,250
Net (Loss) for the period ending May 31, 2013	-	-	-		-	(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	$245,400	$1,433,067		$836	$(3,036,077)	$(1,356,774)
Shares issued for convertible debt	168,000,000	168,000	(52,000)		-	-	116,000
Net (Loss) for the period ending May 31, 2014	-	-	-		-	(649,587)	(649,587)
Balance, May 31, 2014	413,400,000	$413,400	$1,381,067		$836	$(3,685,664)	$(1,890,361)
Shares issued for convertible debt	78,500,000	78,500	(39,250)		-	-	39,250
Shares issued pursuant to joint venture	20,000,000	20,000	(10,000)		-	-	10,000
Stock dividend - 10%	35,539,999	35,540	(35,540)		-	-	-
Net (Loss) for the period ending May 31, 2015	-	-	-		-	(246,592)	(246,592)
	547,439,999	$547,440	$1,296,277		$836	$(3,932,256)	$(2,087,703)
Net (Loss) for the period ending August 31, 2015	-	-	-		-	(66,819)	(66,819)
Balance, August 31, 2015	547,439,999	$547,440	$1,296,277		$836	$(3,999,075)	$(2,154,522)

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Unaudited

	For the three months ended August 31,	For the three months ended August 31,	From inception (April 12, 2005) to August 31,
	2015	2014	2015
Operating Activities
Net income (loss)	$(66,819)	$(201,539)	$(3,999,898)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	46,495	26,103	896,537
Write off mineral property costs	-	-	1,010,000
Shares issued for services	-	-	78,000
Accounts payable	19,733	168,811	502,284
Prepaid expenses	-	-	-
Net cash used in operating activities	(591)	(6,625)	(1,511,110)
Financing Activities;
Related party loan	-	-	-
Loans	591	6,625	1,651,974
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing	591	6,625	1,660,474
Investing Activities
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing	-	-	(150,000)
Effect of exchange rate on cash	-	-	836
Cash at beginning of period	200	5,796	-
Cash at end of period	$200	$5,796	$200
Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non-Cash Activities

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the three months ended August 31, 2015

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Bakken Energy Corp. (formerly Orofino Gold Corp.), ("Bakken" or the “Company”) was organized under the laws of the State of Nevada on April 12, 2005. Bakken started operations on September 1, 2007 under the "Clean `N Shine" name operating as a full service automotive car wash, cleaning, detailing, and polishing business generating some revenues. With limited opportunities available the Company decided to look at mineral resources as an alternative business. On May 20, 2009, the Company completed a forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was May 15, 2009, the payment date of the forward split was May 19, 2009, and the ex-dividend date of the forward split was May 20, 2009. As a result of the forward split, the post forward split number off issued and outstanding shares was 60,000,000. On December 5, 2009, the Company passed a resolution to change its name from SNT Cleaning Inc. to Orofino Gold Corp. and on March 3, 2014 the Company passed a resolution to change its name to Bakken Energy Corp.

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

Comprehensive income

The Company has adopted ASC Topic 220, “Comprehensive Income.” Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners. In accordance with FASB ASC Topic 220 “Comprehensive Income,” comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception other comprehensive income has consisted of translation gains and losses.

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

Notes to the Financial Statements

for the three months ended August 31, 2015

2.

SIGNIFICANT ACCOUNTING POLICIES continued

Fair Value of Financial Instruments

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2015.

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

Notes to the Financial Statements

for the three months ended August 31, 2015

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

3.

GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,999,075 since its inception. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company’s financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the three months ended August 31, 2015

4.

RESOURCE PROPERTIES continued

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

The Company has decided not to pursue these properties and has written off the costs of acquisition of $60,000 for the year ended May 31, 2015.

In May of 2012 the Company entered into an agreement to develop a mining concession in Peru. The Company can earn a 30% interest by expenditures of $250,000 and a further 40% by expenditures of $1,250,000. within a period ending on December 31, 2014. The vendors have a 3% net smelter return. The Company has incurred expenditures of $75,000 at May 31, 2014.

The Company has decided not to pursue these properties and has reversed accrued exploration costs of $75,000 as at May 31, 2015.

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

August 31, 2015	May 31, 2015
$818,221	$794,549

6.

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $159,411, at a conversion price of $0.0025 per share for a total of $568,131 and at a conversion price of $0.0005 per share for a total of $143,124. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	August 31, 2015	May 31, 2015
Balance, at beginning of period	$846,175	$792,638
Convertible debt additions	-	-
Accrued interest	24,490	92,787
	870,665	885,425
Converted into shares	-	(39,250)
Balance, end of period	$870,665	$846,175
Weighted average conversion price	$0.0016	$0.0016
Number of shares issuable	534,754,495	517,361,836

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the three months ended August 31, 2015

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

Notes to the Financial Statements

for the three months ended August 31, 2015

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

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the three months ended August 31, 2015

7.

CAPITAL STOCK continued

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

We incurred operating expenses of $66,819 for the three months ended August 31, 2015. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ending August 31, 2014 was $60,406. The main expense is interest expense of $46,495.

Liquidity and Capital Resources

Our cash balance at August 31, 2015 was $200 with outstanding liabilities of $2,164,722. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

The Company has been funded by way of loans.

Loans payable

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 15% per annum.

August 31, 2015	May 31, 2015
$818,221	$794,549

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $159,411, at a conversion price of $0.0025 per share for a total of $568,131 and at a conversion price of $0.0005 per share for a total of $143,124. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	August 31, 2015	May 31, 2015
Balance, at beginning of period	$846,175	$792,638
Convertible debt additions	-	-
Accrued interest	24,490	92,787
	870,665	885,425
Converted into shares	-	(39,250)
Balance, end of period	$870,665	$846,175
Weighted average conversion price	$0.0016	$0.0016
Number of shares issuable	534,754,495	517,361,836

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

Holders of Our Common Stock.

As of August 31, 2015, we had approximately 274 stockholder(s) of record holding 547,439,999 shares of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of August 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of August 31, 2015.

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

As of August 31, 2015, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of August 31, 2015 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2015:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended August 31, 2015, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending August 31, 2015.

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

August 31, 2015        Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                              Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 31, 2015        Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                              Shi Long Ning, President, Treasurer and Chief

                              Financial Officer (Principal Executive Officer

                              and Principal Accounting Officer)