Form 10-Q
period 2015-11-30
BAKKEN ENERGY CORP.
filed 2016-03-28
CIK 1438672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2015

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

We had a total of 547,439,999 shares of common stock issued and outstanding at November 30, 2015.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

Transitional Small Business Disclosure Format: Yes       . No   X .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended November 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

Bakken Energy Corp. (Orofino Gold Corp.)

(An Development Stage Company)

Balance Sheets

(Stated in US Dollars)

	November 30, 2015	May 31, 2015
Assets Current Assets	Unaudited	Unaudited

Cash	$200	$200
Prepaid expenses	-	-
Total Current Assets	200	200
Non-Current Assets Mineral Properties	10,000	10,000
Total Non-Current Assets	10,000	10,000
Total Assets
	10,200	10,200

Liabilities
Current Liabilities
Accounts Payable	495,561	457,179
Loans payable	840,645	794,549
Convertible loans	895,638	855,998
Total Current Liabilities	2,231,844	2,107,726
Total Liabilities	2,231,844	2,107,726

Stockholders' Deficiency
Common Stock, $0.001 par value 850,000,00 Common Shares Authorized	547,440	529,440
Additional Paid-in capital	1,296,277	1,305,277
Deficit	(4,066,197)	(3,933,079)
Translation Adjustments	836	836
Total Stockholders' Deficit	(2,221,644)	(2,097,526)
Total Liabilities and Stockholders' Equity	$10,200	$10,200

The accompanying notes are an integral part of these financial statement

Bakken Energy Corp. (Orofino Gold Corp.)

(An Development Stage Company)

 Income Statements

(Stated in US Dollars)

Unaudited

	For the three Months Ended November 30, 2015	For the three Months Ended November 30, 2014	For the six Months Ended November 30, 2015	For the six months ended November 30, 2014	From inception (April 12, 2005) to November 30, 2015

Revenue	$-	$-	$-	$-	$116,326
Expenses
Advertising and Promotion	-	-	-	-	78,963
Consulting fees	7,875	7,612	15,750	12,600	513,411
General and Administrative	11,940	13,746	24,389	33,690	452,698
Imputed Interest	-	-	-	-	1,967
Interest	47,307	37,819	93,802	73,293	943,022
Management fees	-	-	-	-	212,315
Mineral exploration expense	-	-	-	-	849,910
Write off of mineral acquisition costs	-	-	-	-	1,010,000
Wages and Salary	-	-	-	-	120,237
Total Expenses	67,122	59,177	133,941	119,583	4,182,523
Provision for income tax	-	-	-	-	-
Net Income (Loss)	$(67,122)	$(59,177)	$(133,941)	$(119,583)	$(4,066,197)
Basic loss per common share			$(0.0003)	$(0.0002)

Weighted Average Number of Common Shares			529,439,999	492,218,241

The accompanying notes are an integral part of these financial statement

Bakken Energy Corp. (Orofino Gold Corp.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

From inception (April 12, 2005) to November 30, 2015

(Stated in US Dollars)

Unaudited

	Common Stock	Shares Amount		Paid in capital		Translation adjustments		Retained deficit	Total Equity

Shares issued to founders on April 12, 2005 at $0.0001 per share	60,000,000	$60,000		$(59,000)		$-		$-	$(59,000)
Net (Loss) for period ending May 31, 2006	-	-		-		-		(800)	(800)
Balance, May 31, 2006	60,000,000	$60,000		$(59,000)		$-		$(800)	$(59,800)
Net (Loss) for period ending May 31, 2007	-	-		-		-		(200)	(200)
Balance, May 31, 2007	60,000,000	$60,000		$(59,000)	$			$(1,000)	$-
Contributed Capital	-	-		7,500		-		-	7,500
Translation Adjustments for period ending May 31,2008	-	-		-		(111)		-	(111)
Net (Loss) for period ending May 31, 2008	-	-		-		-		(39,779)	(39,779)
Balance, May 31, 2008	60,000,000	$60,000		$(51,500)		$(111)		$(40,779)	$(32,390)
Translation Adjustments for period ending May 31,2009
	-	-		-		947		-	947
Net (Loss) for the period ending May 31, 2009	-	-		-		-		(33,887)	(33,887)
Balance, May 31, 2009	60,000,000	$60,000		$(51,500)		$836		$(74,666)	$(65,330)
Contributed Capital	-	-		1,967		-		-	1,967
Net (Loss) for the period ending May 31, 2010	-	-		-		-		(564,808)	(564,808)
Balance, May 31, 2010	60,000,000	$60,000		$(49,533)		$836		$(639,474)	$(628,171)
Shares issued in settlement of debt	10,200,000	10,200		163,800		-		-	174,000
Shares issued for convertible debt	46,450,000	46,450		301,925		-		-	348,375
Shares issued for mineral concessions	24,000,000	24,000		336,000		-		-	360,000
Net (Loss) for the period ending May 31, 2011	-	-		-		-		(1,031,742)	(1,031,742)
Balance, May 31, 2011	140,650,000	$140,650		$752,192		$836		$(1,671,216)	$(777,538)
Shares issued for convertible debt	3,250,000	3,250		21,125		-		-	24,375
Net (Loss) for the period ending May 31, 2012	-	-		-		-		(840,726)	(840,726)
Balance, May 31, 2012	143,900,000	$143,900		$73,317		$836		$(2,511,942)	$(1,593,889)
Shares issued for convertible debt	101,500,000	101,500		659,750		-		-	761,250
Net (Loss) for the period ending May 31, 2013	-	-		-		-		(524,135)	(524,135)
Balance, May 31, 2013	245,400,000	$245,400	$	$ 1,433,067		$836	$	(,036,077)	$(1,356,774)
Shares issued for convertible debt	168,000,000	168,000		(52,000)		-		-	116,000
Net (Loss) for the period ending May 31, 2014	-	-		-		-		(649,587)	(649,587)
Balance, May 31, 2014	413,400,000	$413,400		$1,381,067		$836		$(3,685,664)	$(1,890,361)
Shares issued for convertible debt	78,500,000	78,500		(39,250)		-		-	39,250
Shares issued pursuant to joint venture	20,000,000	20,000		(10,000)		-		-	10,000
Stock dividend - 10%	35,539,999	35,540		(35,540)		-		-	-
Net (Loss) for the period ending May 31, 2015	-	-		-		-		(246,592)	(246,592)
Balance, May 31, 2015	547,439,999	$547,440		$1,296,277		$836		(3,932,256)	(2,087,703)
Net (Loss) for the period ending November 30, 2015	-	-		-		-		(133,941)	(133,941)
Balance, November 30, 2015	547,439,999	$547,440		$1,296,277		$836		$(4,066,197)	(2,221,644)

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (Orofino Gold Corp.)

(An Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

Unaudited

	For the six months ended November 30, 2015	For the six Months ended November 30, 2014	From inception (April 12, 2005) to November 30, 2015
Operating Activities
Net income (loss)	$(133,941)	$(119,583)	$(4,066,197)
Adjustments to reconcile net income to net cash
Imputed interest on related party loan	-	-	1,967
Accrued interest on loans	93,802	73,293	943,021
Write off mineral property costs	-	-	1,010,000
Shares issued for services	-	-	78,000
Accounts payable	38,382	33,932	520,933
Prepaid expenses	-	-	-
Net cash used in operating activities	(1,757)	(12,358)	(1,512,276)
Financing Activities;
Related party loan	-	-	-
Loans	1,757	10,858	1,653,140
Contributed Capital	-	-	7,500
Common shares issued	-	-	1,000
Net cash provided by financing	1,757	10,858	1,661,640
Investing Activities;
Acquisition of mineral properties	-	-	(150,000)
Net cash provided by investing	-	-	(150,000)
Effect of exchange rate on cash	-	-	836
Cash at beginning of period	200	2,000	-
Cash at end of period	$200	$500	$200
Cash Paid For:	-	-	-
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non-Cash Activities

The accompanying notes are an integral part of these financial statements.

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the six months ended November 30, 2015

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

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the six months ended November 30, 2015

2.

SIGNIFICANT ACCOUNTING POLICIES continued

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2015.

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

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the six months ended November 30, 2015

2.

SIGNIFICANT ACCOUNTING POLICIES continued

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

3.

GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $4,066,197 since its inception. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company’s financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the six months ended November 30, 2015

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

$5,000 as an initial option payment.

2.

$100,000 on or before January 31, 2011 (paid);

3.

$150,000 on or before March 31, 2011 (amended), (paid), (previously February 28, 2011);

4.

$50,000 on April 18, 2011 (amended), (paid) (previously $800,000 on or before March 31, 2011)

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

In May of 2012 the Company entered into an agreement to develop a mining concession in Peru. The Company can earn a 30% interest by expenditures of $250,000 and a further 40% by expenditures of $1,250,000. within a period ending on December 31, 2014. The vendors have a 3% net smelter return. The Company has incurred expenditures of $75,000 at May 31, 2014

The Company has decided not to pursue these properties and has reversed accrued exploration costs of $75,000 as at May 31, 2015.

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

November 30, 2015	May 31, 2015
$840,645	$794,549

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the six months ended November 30, 2015

6.

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $164,500, at a conversion price of $0.0025 per share for a total of $582,295 and at a conversion price of $0.0005 per share for a total of $148843. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	November 30, 2015	May 31, 2015

Balance, at beginning of period Convertible debt additions Accrued interest	$846,175	792,638
	-	-
	49,463	97,787
	895,638	885,425
Converted into shares	-	(39,250)
Balance, end of period	$895,638	$846,175
Weighted average conversion price	$$0.0016	$0.0016
Number of shares issuable	552,538,317	517,361,836

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

Notes to the Financial Statements

for the six months ended November 30, 2015

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

Bakken Energy Corp. (formerly Orofino Gold Corp.)

Notes to the Financial Statements

for the six months ended November 30, 2015

7.

CAPITAL STOCK continued

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

We incurred operating expenses of $133,941 for the six months ended November 30, 2015. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ending November 30, 2014 was $119,583. The main expense is interest expense of $93,802.

Liquidity and Capital Resources

Our cash balance at November 30, 2015 was $200 with outstanding liabilities of $2,231,844. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a developing company and our revenue has not been sufficient to attain profitability.

The Company has been funded by way of loans.

Loans payable

The Company has loans payable to various independent third parties on the basis of being unsecured, payable on demand and bearing interest at the rate of 15% per annum.

November 30, 2015	May 31, 2015
$840,645	$794,549

CONVERTIBLE LOANS

The Company has concluded agreements to convert a portion of loans payable into 10% convertible promissory notes on the basis that the principal balance and unpaid interest at the rate of 15% per annum be convertible into shares of the Company's restricted common stock at a conversion price of $0.0075 per share for a total of $164,500, at a conversion price of $0.0025 per share for a total of $582,295 and at a conversion price of $0.0005 per share for a total of $148843. The holder is limited to convert no more than 4.99% of the issued and outstanding common stock at the time of conversion. All of the loans were for cash advances to the Company.

	November 30, 2015	May 31, 2015

Balance, at beginning of period Convertible debt additions Accrued interest	$846,175	792,638
	-	-
	49,463	97,787-
	895,638	885,425
Converted into shares	-	(39,250)
Balance, end of period	$895,638	$846,175
Weighted average conversion price	$$0.0016	$0.0016
Number of shares issuable	552,538,317	517,361,836

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

Holders of Our Common Stock.

As of November 30, 2015, we had approximately 274 stockholder(s) of record holding 547,439,999 shares of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of November 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of November 30, 2015.

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

As of November 30, 2015, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of November 30, 2015 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2015:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended November 30, 2015, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending November 30, 2015.

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

November 30, 2015        Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                              Shi Long Ning, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 30, 2015        Bakken Energy Corp.

                        By: /s/ Shi Long Ning

                              Shi Long Ning, President, Treasurer and Chief

                              Financial Officer (Principal Executive Officer

                              and Principal Accounting Officer)